Form 10-Q
period 2011-05-31
BENACO, INC.
filed 2011-12-22
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-173476

BENACO, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5023 Primary Standard Industrial Classification Code Number	99-0363913 IRS Employer Identification Number

K Červenemu Vrchu 845/2b, Apt. 223

Prague 6, Czech Republic 160 00

Tel. 011-420-77777-2181

Fax. 011- 420-22720-4500

(Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 22, 2011
Common Stock, $0.001	4,740,000

2 | Page

3 | Page

BENACO, INC. (A Development Stage Company) Balance Sheets
Assets
	May 31, 2011 (Unaudited)	February 28, 2011 (Audited)
Current Assets
Cash	$527	$4,000
Total Current Assets	527	4,000
Total Assets	$527	$4,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$3,499	$499
Total Current Liabilities	3,499	499
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(6,972)	(499)
Total stockholders’ equity	(2,972)	3,501
Total liabilities and stockholders’ equity	$527	$4,000
The accompanying notes are an integral part of these financial statements.

4 | Page

BENACO, INC. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended May 31, 2011	From Inception on November 18, 2010 to May 31, 2011
Expenses
General and Administrative Expenses	$6,473	$6,972
Net (loss) from Operation before Taxes	(6,473)	(6,972)
Provision for Income Taxes	0	0
Net (loss)	(6,473)	$(6,972)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

BENACO, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Three Months ended May 31, 2011	From Inception on November 18, 2010 to May 31, 2011
Operating Activities
Net (loss)		$(6,473)	$(6,972)
Net cash (used) for operating activities		(6,473)	(6,972)
Financing Activities
Loans from Director		3,000	3,499
Sale of common stock		-	4,000
Net cash provided by financing activities		3,000	7,499
Net increase (decrease) in cash and equivalents		(3,473)	527
Cash and equivalents at beginning of the period		4,000	0
Cash and equivalents at end of the period		$527	$527

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 20010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through May 31, 2011 the Company has accumulated losses of $6,972.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,972 as of May 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the  United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results  could differ from those estimates.

7 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2011

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes

 The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is February 28, 2011.

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On February 28, 2011, the Company issued 4,000,000 shares  of  common stock at a price of $0.001 per share for total cash proceeds of $4,000.

During the period November 18, 2010 (inception)  to February 28, 2011, the Company  sold  a  total of 4,000,000 shares of common stock  for  total  cash proceeds  of  $4,000.

8 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2011

(Unaudited)

NOTE 5 - INCOME TAXES

As of May 31, 2011 the Company had net operating loss carry forwards of $6,972 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 18, 2010, related party had loaned the Company $174.  On December 20, 2010, related party had loaned the Company $325. As of May 31, 2011, total loan amount was $499. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

During the period July, 2011  to December, 2011, the Company  sold  a  total of 740,000 shares of common stock  for  total  cash proceeds  of  $22,200.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated in the State of Nevada on November 18, 2010.We intend to distribute Czech Bohemian crystal chandeliers in the USA and Canada.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the Sales Distribution Agreement with Hascrone S.R.O on March 2, 2011.

Our business is the distribution of Bohemian crystal chandeliers produced in Czech Republic. We will distribute our chandeliers in the North American market to both retail and wholesale customers. Our products will be offered at prices marked-up from 20% to 30% of our purchase price to retail customers and 15% of our purchased price to wholesale customers.

Three month period ended May 31, 2011 Compared to the period from Inception on November 18, 2010 to May 31, 2011.

Our net loss for the three month period ended May 31, 2011 was $6,473 compared to a net loss of $6,972 for the period from Inception on November 18, 2010 to May 31, 2011. During the three month period ended May 31, 2011, we did not generate any revenue.

During the three month period ended May 31, 2011, we incurred general and administrative expenses of $6,473 compared to $6,972  incurred during the period from Inception on November 18, 2010 to May 31, 2011. General and administrative expenses incurred during the three month period ended May 31, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,000,000 for the three month period ended May 31, 2011.

Liquidity and Capital Resources

Three month period ended May 31, 2011

As at May 31, 2011, our current assets were $527 compared to $4,000  in current assets at February 28, 2011. As at May 31, 2011, current assets were comprised of $527 in cash. As at May 31, 2011, our current liabilities were $3,499. Current liabilities were comprised of $3,499 in advances from director.

Stockholders’ deficit was $2,972 as of May 31, 2011 compare to stockholders’ equity of  $3,501 as of February 28, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2011, net cash flows used in operating activities was $6,473 consisting of a net loss of $6,473. Net cash flows used in operating activities was $6,972 for the period from Inception on November 18, 2010 to May 31, 2011.

10 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2011 net cash provided by financing activities was $3,000 received from Director’s loan.  For the period from Inception on November 18, 2010 to May 31, 2011 net cash provided by financing activities was $7,499 received from Director’s loan and issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

11 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENACO, INC.
Dated: December 22, 2011	By: /s/ Natalia Belykh
Natalia Belykh, President and Chief Executive Officer and Chief Financial Officer

13 | Page