Form 10-Q
period 2011-08-31
BENACO, INC.
filed 2011-12-22
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

2 | Page

3 | Page

BENACO, INC. (A Development Stage Company) Balance Sheets
Assets
	August 31, 2011 (Unaudited)	February 28, 2011 (Audited)
Current Assets
Cash	$4,028	$4,000
Total Current Assets	4,028	4,000
Total Assets	$4,028	$4,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$3,499	$499
Total Current Liabilities	3,499	499
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,120,000 shares issued and outstanding (4,000,000 shares issued and outstanding as at February 28, 2011)	4,120	4,000
Additional paid-in-capital	3,480	-
Deficit accumulated during the development stage	(7,071)	(499)
Total stockholders’ equity	529	3,501
Total liabilities and stockholders’ equity	$4,028	$4,000
The accompanying notes are an integral part of these financial statements.

4 | Page

BENACO, INC. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended August 31, 2011	Six Months ended August 31, 2011	From Inception on November 18, 2010 to August 31, 2011
Expenses
General and Administrative Expenses	$99	$6,572	$7,071
Net (loss) from Operation before Taxes	(99)	(6,572)	(7,071)
Provision for Income Taxes	0	0	0
Net (loss)	(99)	(6,572)	$(7,071)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,035,543	4,017,772
The accompanying notes are an integral part of these financial statements.

5 | Page

BENACO, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Six Months ended August 31, 2011	From Inception on November 18, 2010 to August 31, 2011
Operating Activities
Net (loss)		$(6,572)	$(7,071)
Net cash (used) for operating activities		(6,572)	(7,071)
Financing Activities
Loans from Director		3,000	3,499
Sale of common stock		3,600	7,600
Net cash provided by financing activities		6,600	11,099
Net increase (decrease) in cash and equivalents		28	4,028
Cash and equivalents at beginning of the period		4,000	0
Cash and equivalents at end of the period		$4,028	$4,028

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

August  31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 20010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through August 31, 2011 the Company has accumulated losses of $7,071.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,071 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

7 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

August  31, 2011

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

During three months period ended August 31, 2011 the Company issued 120,000 shares  of  common stock at a price of $0.03 per share for total cash proceeds of $3,600.

During the period November 18, 2010 (inception)  to August 31, 2011, the Company  sold  a  total of 4,120,000 shares of common stock  for  total  cash proceeds  of  $7,600.

8 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

August  31, 2011

(Unaudited)

NOTE 5 - INCOME TAXES

As of August 31, 2011 the Company had net operating loss carry forwards of $7,071 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 18, 2010, related party had loaned the Company $174.  On December 20, 2010, related party had loaned the Company $325. As of August 31, 2011, total loan amount was $499. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

During the period September 2011  to December 2011, the Company  sold  a  total of 620,000 shares of common stock  for  total  cash proceeds  of  $18,600.

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

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated in the State of Nevada on November 18, 2010.We intend to distribute Czech Bohemian crystal chandeliers in the North American market to both retail and wholesale customers.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the Sales Distribution Agreement with Hascrone S.R.O on March 2, 2011.

Six month period ended August 31, 2011 Compared to the period from Inception on November 18, 2010 to August 31, 2011.

Our net loss for the six month period ended August 31, 2011 was $6,572 compared to a net loss of $7,071 for the period from Inception on November 18, 2010 to August 31, 2011. During the six month period ended August 31, 2011, we did not generate any revenue.

During the six month period ended August 31, 2011, we incurred general and administrative expenses of $6,572 compared to $7,071  incurred during the period from Inception on November 18, 2010 to August 31, 2011. General and administrative expenses incurred during the six month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,017,772 for the six month period ended August 31, 2011.

Liquidity and Capital Resources

Six month period ended August 31, 2011

As at August 31, 2011, our current assets were $4,028 compared to $4,000  in current assets at February 28, 2011. As at August 31, 2011, current assets were comprised of $4,028 in cash. As at August 31, 2011, our current liabilities were $3,499. Current liabilities were comprised of $3,499 in advances from director.

Stockholders’ equity decreased to $529 as of August 31, 2011 compare to $3,501 as of February 28, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six  month period ended August 31, 2011, net cash flows used in operating activities was $6,572 consisting of a net loss of $6,572. Net cash flows used in operating activities was $7,071 for the period from Inception on November 18, 2010 to August 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2011 net cash provided by financing activities was $6,600 received from Director’s loan and issuance of common stock..  For the period from Inception on November 18, 2010 to August 31, 2011 net cash provided by financing activities was $11,099 received from Director’s loan and issuance of common stock.

10 | Page

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

11 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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