Form 10-Q
period 2011-11-30
BENACO, INC.
filed 2011-12-22
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

2 | Page

3 | Page

BENACO, INC. (A Development Stage Company) Balance Sheets
Assets
	November 30, 2011 (Unaudited)	February 28, 2011 (Audited)
Current Assets
Cash	$20,304	$4,000
Total Current Assets	20,304	4,000
Total Assets	$20,304	$4,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$3,499	$499
Total Current Liabilities	3,499	499
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,690,000 shares issued and outstanding (4,000,000 shares issued and outstanding as at February 28, 2011)	4,690	4,000
Additional paid-in-capital	20,010	-
Deficit accumulated during the development stage	(7,895)	(499)
Total stockholders’ equity	16,805	3,501
Total liabilities and stockholders’ equity	$20,304	$4,000
The accompanying notes are an integral part of these financial statements.

4 | Page

BENACO, INC. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended November 30, 2011	Nine Months ended November 30, 2011	From Inception on November 18, 2010 to November 30, 2011
Expenses
General and Administrative Expenses	$825	$7,396	$7,895
Net (loss) from Operation before Taxes	(825)	(7,396)	(7,895)
Provision for Income Taxes	0	0	0
Net (loss)	(825)	(7,396)	$(7,895)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,375,9344	4,121,196
The accompanying notes are an integral part of these financial statements.

5 | Page

BENACO, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Nine Months ended November 30, 2011	From Inception on November 18, 2010 to November 30, 2011
Operating Activities
Net (loss)		$(7,396)	$(7,895)
Net cash (used) for operating activities		(7,396)	(7,895)
Financing Activities
Loans from Director		3,000	3,499
Sale of common stock		20,700	24,700
Net cash provided by financing activities		23,700	28,199
Net increase (decrease) in cash and equivalents		16,304	20,304
Cash and equivalents at beginning of the period		4,000	0
Cash and equivalents at end of the period		$20,304	$20,304

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

November 30, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 20010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through November 30, 2011 the Company has accumulated losses of $7,895.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,895 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

November 30, 2011

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

During three nine period ended November 30,2011 the Company issued 690,000 shares  of  common stock at a price of $0.03 per share for total cash proceeds of $20,700.

During the period November 18, 2010 (inception)  to November 30, 2011, the Company  sold  a  total of 4,690,000 shares of common stock  for  total  cash proceeds  of  $24,700.

8 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

November 30, 2011

(Unaudited)

NOTE 5 - INCOME TAXES

As of November 30, 2011 the Company had net operating loss carry forwards of $7,895 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 18, 2010, related party had loaned the Company $174.  On December 20, 2010, related party had loaned the Company $325. As of November 30, 2011, total loan amount was $499. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In December 2011, the Company  sold  a  total of 50,000 shares of common stock  for  total  cash proceeds  of  $1,500.

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

Nine month period ended November 30, 2011 Compared to the period from Inception on November 18, 2010 to November 30, 2011.

Our net loss for the nine month period ended November 30, 2011 was $7,396 compared to a net loss of $7,895 for the period from Inception on November 18, 2010 to November 30, 2011. During the nine month period ended November 30, 2011, we did not generate any revenue.

During the nine month period ended November 30, 2011, we incurred general and administrative expenses of $7,396 compared to $7,895  incurred during the period from Inception on November 18, 2010 to November 30, 2011. General and administrative expenses incurred during the nine month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,121,196 for the nine month period ended November 30, 2011.

Liquidity and Capital Resources

Nine month period ended November 30, 2011

As at November 30, 2011, our current assets were $20,304 compared to $4,000  in current assets at February 28, 2011. As at November 30, 2011, current assets were comprised of $20,304 in cash. As at November 30, 2011, our current liabilities were $3,499. Current liabilities were comprised of $3,499 in advances from director.

Stockholders’ equity increased to $16,805 as of November 30, 2011 compare to $3,501 as of February 28, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine  month period ended November 30, 2011, net cash flows used in operating activities was $7,396 consisting of a net loss of $7,396. Net cash flows used in operating activities was $7,895 for the period from Inception on November 18, 2010 to November 30, 2011.

10 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended November 30, 2011 net cash provided by financing activities was $23,700 received from Director’s loan and issuance of common stock..  For the period from Inception on November 18, 2010 to November 30, 2011 net cash provided by financing activities was $28,199 received from Director’s loan and issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

11 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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