Form 10-Q/A
period 2011-05-31
BENACO, INC.
filed 2012-01-13
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No.1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 13, 2012
Common Stock, $0.001	4,740,000

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

BENACO, INC.
Dated: January 13, 2012	By: /s/ Natalia Belykh
Natalia Belykh, President and Chief Executive Officer and Chief Financial Officer

13 | Page