Form 10-K
period 2012-02-29
BENACO, INC.
filed 2012-05-07
CIK 1515250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-173476

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

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of May 7, 2012, the registrant had 4,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 7, 2012.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Our business is the distribution of Bohemian crystal chandeliers produced in Czech Republic. We will distribute our chandeliers in the North American market to both retail and wholesale customers. We plan to accept retail orders on-line only. Orders made by our wholesale customers will be also accepted by email, phone and fax. We do not intend to store inventory for any period of time. The orders will be shipped to the customers depending on customers’ requests.  Customers will be responsible for the custom duties, taxes or any other additional charges that might incur. All shipments will be 100% insured for the value of the shipping, insurance cost will be customers’ responsibility.

To avoid potential issues associated with non-familiarity of Czech Republic chandelier market and language barrier, time difference, and finally time and effort involved in finding reliable Bohemian crystal chandelier suppliers, we expect North American customers to purchase chandeliers from us rather than directly from chandelier distributers in Czech Republic.

Bohemia crystal is a decorative glass produced in regions of Bohemia and Silesia, now in the current state of the Czech Republic, since the 13th century.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “BECO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of February 29, 2012, no shares of our common stock have traded.

Number of Holders

As of February 29, 2012, the 4,740,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED FEBRUARY 29, 2012 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2011.

Our net loss for the fiscal year ended February 29, 2012 was $23,202 compared to a net loss of $499  for the period from Inception (November 18, 2010) to February 28, 2011. During fiscal year ended February 29, 2012, the Company did not generate any revenue.

During the fiscal year ended February 29, 2012, we incurred general and administrative expenses of $23,202compared to $499 incurred during the period from Inception (November 18, 2010) to February 28, 2011.  These expenses incurred during the fiscal year ended February 29, 2012 consisted of: bank charges of $682 (2011:  $0); professional fees of $8,750 (2011: $-0-); and miscellaneous charges of $13,870 (2011: $499).

Expenses incurred  during  fiscal year ended February 29, 2012  compared to fiscal year ended February 28, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  4,285,082 for the fiscal year ended February 29, 2012 compared to 38,835 for the fiscal year ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 29, 2012

As of February 29, 2012, our current assets were $6,187 and our total liabilities were $3,688. As of February 29, 2012, current assets were comprised of $28  in cash and  $6,159  in prepaid expenses. As of February 29, 2012, total liabilities were comprised of $3,688  in loans from Director.

As of February 29, 2012, our total assets were $6,187 comprised entirely of current assets.  Stockholders’ equity decreased from $3,501 as of February 28, 2011 to $2,499 as of February 29, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended February 29, 2012, net cash flows used in operating activities was $29,361 consisting of a net loss of $23,202 and increase in prepaid expenses of $6,159. Net cash flows used in operating activities was $29,860 for the period from inception (November 18, 2010) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 29, 2012 net cash provided by financing activities was $25,389, received from proceeds from issuance of common stock and loan from Director.  For the period from inception (November 18, 2010) to February 29, 2012, net cash provided by financing activities was $29,888 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2012 and February 28, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

 (A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Balance Sheets as of February 29, 2012 and February 28, 2011

Statements of Operations for the year ended February 29, 2012; and the periods from inception (November 18, 2010)

to February 28, 2011 and February 29, 2012

Statement of Stockholders’ Equity from inception (November 18, 2010) to February 29, 2012

Statements of Cash Flows for the year ended February 29, 2012; and the periods from inception (November 18, 2010)

to February 28, 2011 and February 29, 2012

Notes to the Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Benaco, Inc.

Henderson, Nevada

I have audited the accompanying balance sheet of Benaco, Inc. (a development stage company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders' equity and cash flows for the year ended February 29, 2012, the period from November 18, 2010 (inception) through February 28, 2011, and for the period from November 18, 2010 (inception) through February 29, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benaco, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the year ended February 29, 2012, the period from November 18, 2010 (inception) through February 28, 2011, and for the period from November 18, 2010 (inception) through February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado May 1, 2012	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

BENACO, INC. (A Development Stage Company) Balance Sheets
Assets
	February 29, 2012	February 28, 2011
Current Assets
Cash	$28	$4,000
Prepaid expenses	6,159
Total Current Assets	6,187	4,000
Total Assets	$6,187	$4,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$3,688	$499
Total Current Liabilities	3,688	499
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,740,000 shares issued and outstanding (4,000,000 shares issued and outstanding as at February 28, 2011)	4,740	4,000
Additional paid-in-capital	21,460	-
Deficit accumulated during the development stage	(23,701)	(499)
Total stockholders’ equity	2,499	3,501
Total liabilities and stockholders’ equity	$6,187	$4,000
The accompanying notes are an integral part of these financial statements.

BENACO, INC. (A Development Stage Company) Statements of Operations
	Year ended February 29, 2012	From Inception on November 18, 2010 to February 28, 2011	From Inception on November 18, 2010 to February 29, 2012
Expenses
General and Administrative Expenses	$23,202	$499	$23,701
Net (loss) from Operation before Taxes	(23,202)	(499)	(23,701)
Provision for Income Taxes	0	0	0
Net (loss)	(23,202)	(499)	$(23,701)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,285,082	38,835
The accompanying notes are an integral part of these financial statements.

BENACO, INC. (A Development Stage Company) Statement of Stockholders’ Equity From Inception on November 18, 2010 to February 29, 2012
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception on November 18, 2010	-	$ -	$ -	$ -	$ -
February 28, 2011
Common shares issued for cash at $0.001	4,000,000	4,000	-	-	4,000
Net (loss)				(499)	(499)
Balance as of February 28, 2011	4,000,000	4,000	-	(499)	3,501
Common shares issued for cash at $0.03	740,000	740	21, 460	-	22,200
Net (loss)				(23,202)	(23,202)
Balance as of February 29, 2012	4,740,000	$ 4,740	$ 21,460	(23,701)	2,499

The accompanying notes are an integral part of these financial statements.

BENACO, INC. (A Development Stage Company) Statements of Cash Flows
	Year ended February 29, 2012	From Inception on November 18, 2010 to February 28, 2011	From Inception on November 18, 2010 to February 29, 2012
Operating Activities
Net (loss)	$(23,202)	$(499)	$(23,701)
Increase in Prepaid expenses	(6,159)		(6,159)
Net cash (used) for operating activities	(29,361)	(499)	(29,860)
Financing Activities
Loans from Director	3,189	499	3,688
Sale of common stock	22,200	4,000	26,200
Net cash provided by financing activities	25,389	4,499	29,888
Net increase (decrease) in cash and equivalents	(3,972)	4,000	28
Cash and equivalents at beginning of the period	4,000	0	0
Cash and equivalents at end of the period	$28	$4,000	$28

Supplemental cash flow information:

Cash paid for:

Interest	$ $		$-
Taxes	$ $		$-

Non-Cash Activities	$ $		$
The accompanying notes are an integral part of these financial statements.

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

February 29, 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 20010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through February 29, 2012 the Company has accumulated losses of $23,701.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,701 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

February 29, 2012

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

Fiscal Periods

The Company's fiscal year end is February 28.

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On February 28, 2011, the Company issued 4,000,000 shares  of  common stock at a price of $0.001 per share for total cash proceeds of $4,000.

During year  ended February 29, 2012 the Company issued 740,000 shares  of  common stock at a price of $0.03 per share for total cash proceeds of $22,200.

During the period November 18, 2010 (inception)  to February 29, 2012, the Company  sold  a  total of 4,740,000 shares of common stock  for  total  cash proceeds  of  $26,200.

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

February 29, 2012

NOTE 5 - INCOME TAXES

As of February 29, 2012 the Company had net operating loss carry forwards of $23,701 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 18, 2010, related party had loaned the Company $174.  On December 20, 2010, related party had loaned the Company $325. During year ended February 29, 2012, related party had loaned the Company $3,189.

As of February 29, 2012, total loan amount was $3,688. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Natalia Belykh,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  February 29, 2012.  Based  on  that evaluation,  Ms. Belykh concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Natalia Belykh	29	President, Principal Executive Officer, Secretary, Treasurer,
K Červenemu Vrchu 845/2b, Apt. 223		Principal Financial Officer, Principal Accounting Officer
Prague 6, Czech Republic 160 00		and sole member of the Board of Directors.

Biographical Information and Background of officer and director

Ms. Belykh has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on November 18, 2010.  Ms. Belykh owns 100% of the outstanding shares of our common stock. In 2005, Natalia Belykh graduated from University of South Bohemia with bachelor degree in Public Relations.  After graduation, she set up her own real estate company, Variant 2000 S.R.O. Since 2005 Ms. Belykh  has been working as CEO of this company. Her responsibilities are to carry out the strategic plans and policies of the company, general and administrative duties; financial, tax and risk management. Variant 2000 S.R.O is in the business of selling both residential and commercial real estate in Prague, Czech Republic. Ms. Belykh evaluates sales, marketing, forecasts and trend lines for improvement opportunities in real estate; identifies customers for properties, completes comparative market analysis for each property; estimates the value of real property.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on November 18, 2010  to February 29, 2012 and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Natalia Belykh, President, Treasurer and Secretary
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 29, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Natalia Belykh K Červenemu Vrchu 845/2b, Apt. 223 Prague 6, Czech Republic 160 00	4,000,000 shares of common stock	84.38%

The percent of class is based on 4,740,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended February 29, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended February 29, 2012, we incurred  approximately  $5,750 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENACO, INC.
Dated: May 7, 2012	By: /s/ Natalia Belykh
Natalia Belykh, President and Chief Executive Officer and Chief Financial Officer