Form 10-Q
period 2012-05-31
BENACO, INC.
filed 2012-06-19
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 18, 2012
Common Stock, $0.001	4,740,000

2 | Page

3 | Page

BENACO, INC. (A Development Stage Company) Balance Sheets
Assets
	May 31, 2012	February 29, 2012
Current Assets
Cash	$43	$28
Prepaid expenses	4,159	6,159
Total Current Assets	4,202	6,187
Total Assets	$4,202	$6,187
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$8,838	$3,688
Total Current Liabilities	8,838	3,688
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,740,000 shares issued and outstanding	4,740	4,740
Additional paid-in-capital	21,460	21,460
Deficit accumulated during the development stage	(30,836)	(23,701)
Total stockholders’ equity (deficit)	(4,636)	2,499
Total liabilities and stockholders’ equity (deficit)	$4,202	$6,187
The accompanying notes are an integral part of these financial statements.

4 | Page

BENACO, INC. (A Development Stage Company) Statements of Operations
	Three months ended May 31, 2012	Three months ended May 31, 2011	From Inception on November 18, 2010 to May 31, 2012
Expenses
General and Administrative Expenses	$7,135	$6,473	$30,836
Net (loss) from Operation before Taxes	(7,135)	(6,473)	(30,836)
Provision for Income Taxes	0	0	0
Net (loss)	(7,135)	(6,473)	$(30,836)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,740,000	4,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

BENACO, INC. (A Development Stage Company) Statements of Cash Flows
	Three months ended May 31, 2012	Three months ended May 31, 2011	From Inception on November 18, 2010 to May 31, 2012
Operating Activities
Net (loss)	$(7,135)	$(6,473)	$(30,836)
Decrease (Increase) in Prepaid expenses	2,000		(4,159)
Net cash (used) for operating activities	(5,135)	(6,473)	(34,995)
Financing Activities
Loans from Director	5,150	3,000	8,838
Sale of common stock	-	-	26,200
Net cash provided by financing activities	5,150	3,000	35,038
Net increase (decrease) in cash and equivalents	15	3,473	43
Cash and equivalents at beginning of the period	28	4,000	0
Cash and equivalents at end of the period	$43	$527	$43

Supplemental cash flow information:

Cash paid for:

Interest	$ $		$-
Taxes	$ $		$-

Non-Cash Activities	$ $		$
The accompanying notes are an integral part of these financial statements.

6 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through May 31, 2012 the Company has accumulated losses of $30,836.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,836 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

May 31, 2012

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

During the period November 18, 2010 (inception)  to May 31, 2012, the Company  sold  a  total of 4,740,000 shares of common stock  for  total  cash proceeds  of  $26,200.

8 | Page

BENACO, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2012

NOTE 5 - INCOME TAXES

As of May 31, 2012 the Company had net operating loss carry forwards of $30,836 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

During the period November 18, 2010 (inception)  to May 31, 2012, related party had loaned the Company $8,838.  As of May 31, 2012, total loan amount was $8,838. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Three month period ended May 31, 2012 Compared to the Three month period ended May 31, 2011

Our net loss for the three month period ended May 31, 2012 was $7,135 compared to a net loss of $6,473 for the three month period ended May 31, 2011. During the three month period ended May 31, 2012, we did not generate any revenue.

During the three month period ended May 31, 2012, we incurred general and administrative expenses of $7,135 compared to $6,473 incurred during the three month period ended May 31, 2011. General and administrative expenses incurred during the three month period ended May 31, 2012 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,740,000 for the three month period ended May 31, 2012 compared to 4,000,000 for the three month period ended May 31, 2011.

Liquidity and Capital Resources

Three month period ended May 31, 2012

As at May 31, 2012, our current assets were $4,202 compared to $6,187 in current assets at February 29, 2012. As at May 31, 2012, current assets were comprised of $43 in cash and $4,159 in prepaid expenses. As at May 31, 2012, our current liabilities were $8,838. Current liabilities were comprised of $8,838 in advances from director.

Stockholders’ deficit was $4,636 as of May 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three  month period ended May 31, 2012, net cash flows used in operating activities was $5,135 consisting of a net loss of $7,135 and prepaid expenses of $2,000. Net cash flows used in operating activities was $6,473 for the three month period ended May 31, 2011.

10 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2012 net cash provided by financing activities was $5,150 received from Director’s loan and issuance of common stock.  For the period from Inception on November 18, 2010 to May 31, 2012 net cash provided by financing activities was $35,038 received from Director’s loan and issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

11 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and  Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

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

BENACO, INC.
Dated: June 18, 2012	By: /s/ Natalia Belykh
Natalia Belykh, President and Chief Executive Officer and Chief Financial Officer

13 | Page