Form 10-K/A
period 2012-02-29
BENACO, INC.
filed 2012-08-30
CIK 1515250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No []

August 30, 2012, the registrant had 4,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 30, 2012.

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

BENACO, INC.
Dated: August 30, 2012	By: /s/ Natalia Belykh
Natalia Belykh, President and Chief Executive Officer and Chief Financial Officer