Form 10-Q
period 2012-08-31
BENACO, INC.
filed 2012-10-17
CIK 1515250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-173476

BENACO, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0363913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Wall Street, 14th Floor

New York, NY 10005

 (Address of principal executive offices)(Zip Code)

(212) 344-1105

(Registrant’s telephone number, including area code)

K Červenemu Vrchu 845/2b, Apt. 223

Prague 6, Czech Republic 160 00

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

There were 4,740,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 17, 2012.

BENACO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

BENACO, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

Assets
	August 31, 2012	February 29, 2012
Current Assets
Cash	$72	$28
Prepaid expenses	2,159	6,159
Total Current Assets	2,231	6,187
Total Assets	$2,231	$6,187
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$11,048	$3,688
Total Current Liabilities	11,048	3,688
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
4,740,000 shares issued and outstanding	4,740	4,740
Additional paid-in-capital	21,460	21,460
Deficit accumulated during the development stage	(35,017)	(23,701)
Total stockholders’ equity (deficit)	(8,817)	2,499
Total liabilities and stockholders’ equity (deficit)	$2,231	$6,187

The accompanying notes are an integral part of these financial statements.

BENACO, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months ended August 31, 2012	Three months ended August 31, 2011	Six months ended August 31, 2012	Six months ended August 31, 2011	From Inception on November 18, 2010 to August 31, 2012
Expenses
General and Administrative Expenses	$4,181	$ 99	$ 11,316	$ 6,572	$ 35,017
Net (loss) from Operation before Taxes	(4,181)	(99)	(11,316)	(6,572)	(35,017)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	(4,181)	(99)	(11,316)	(6,572)	(35,017)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,740,000	4,035,543	4,740,000	4,017,772

The accompanying notes are an integral part of these financial statements.

BENACO, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months ended August 31, 2012	Six months ended August 31, 2011	From Inception on November 18, 2010 to August 31, 2012
Operating Activities
Net (loss)	$(11,316)	$(6,572)	$(35,017)
Decrease (Increase) in Prepaid expenses	4,000		(2,159)
Net cash (used) for operating activities	(7,316)	(6,572)	(37,176)
Financing Activities
Loans from Director	7,360	3,000	11,048
Sale of common stock	-	3,600	26,200
Net cash provided by financing activities	7,360	6,600	37,248
Net increase (decrease) in cash and equivalents	44	28	72
Cash and equivalents at beginning of the period	28	4,000	0
Cash and equivalents at end of the period	$72	$4,028	$72

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$-	$-
Taxes	$	$-	$-

Non-Cash Activities	$ -	$-	$-

The accompanying notes are an integral part of these financial statements.

BENACO, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Benaco, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 18, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” and intends to commence operations in the business of Bohemian Cristal Chandeliers distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 18, 2010 through August 31, 2012 the Company has accumulated losses of $35,017.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $35,017 as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

August 31, 2012

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

During the period November 18, 2010 (inception)  to August 31, 2012, the Company  sold  a  total of 4,740,000 shares of common stock  for  total  cash proceeds  of  $26,200.

NOTE 5 - INCOME TAXES

As of August 31, 2012 the Company had net operating loss carry forwards of $35,017 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

During the period November 18, 2010 (inception)  to August 31, 2012, related party had loaned the Company $11,048.  As of August 31, 2012, total loan amount was $11,048. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

Statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Limited Operating History

We were incorporated in the State of Nevada on November 18, 2010.We intend to distribute Czech Bohemian crystal chandeliers in the North American market to both retail and wholesale customers.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the Sales Distribution Agreement with Hascrone S.R.O on March 2, 2011.

Three month period ended August 31, 2012 compared to the three-month period ended August 31, 2011

Our net loss for the three-month period ended August 31, 2012 was $4,181 compared to a net loss of $99 for the three-month period ended August 31, 2011. During the three-month period ended August 31, 2012, we did not generate any revenue.

During the three-month period ended August 31, 2012, we incurred general and administrative expenses of $11,316 compared to $4,181 incurred during the three-month period ended August 31, 2011. General and administrative expenses incurred during the three-month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,740,000 for the three-month period ended August 31, 2012 compared to 4,035,543 for the three-month period ended August 31, 2011.

Six month period ended August 31, 2012 compared to the six-month period ended August 31, 2011

Our net loss for the six-month period ended August 31, 2012 was $11,316 compared to a net loss of $6,572 for the six-month period ended August 31, 2011. During the six-month period ended August 31, 2012, we did not generate any revenue.

During the six-month period ended August 31, 2012, we incurred general and administrative expenses of $11,316 compared to $6,572 incurred during the six-month period ended August 31, 2011. General and administrative expenses incurred during the six-month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,740,000 for the six-month period ended August 31, 2012 compared to 4,017,772 for the six-month period ended August 31, 2011.

Liquidity and Capital Resources

Six month period ended August 31, 2012

As at August 31, 2012, our current assets were $2,231 compared to $6,187 in current assets at February 29, 2012. As at August 31, 2012, current assets were comprised of $72 in cash and $2,159 in prepaid expenses. As at August 31, 2012, our current liabilities were $11,048. Current liabilities were comprised of $11,048 in advances from director.

Stockholders’ deficit was $8,817 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended August 31, 2012, net cash flows used in operating activities was $7,316 consisting of a net loss of $11,316 and decrease in prepaid expenses of $4,000. Net cash flows used in operating activities was $6,572 for the six-month period ended August 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended August 31, 2012 net cash provided by financing activities was $7,360 received from Director’s loan.  For the period from Inception on November 18, 2010 to August 31, 2012 net cash provided by financing activities was $37,248 received from Director’s loan and issuance of common stock.

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

Not applicable to smaller reporting companies.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

ITEM 5. OTHER INFORMATION

In connection with the appointment of Michael Presutti as the Chief Executive Officer, Secretary and a Director of the Company and Michael R. Gianatasio’s appointment as the President, Chief Operating Officer and a Director of the Company, effective as of October 9, 2012, Mr. Presutti also assumed the role of the Principal Financial Officer of the Company, effective as of the same date. For more information about the appointments of Messrs. Presutti and Gianatasio, including their business experience, please see the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on October 15, 2012.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document (#)
101.SCH	XBRL Taxonomy Extension Schema Document (#)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (#)
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (#)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (#)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (#)

_____________________

* Filed herewith

(#) Submitted electronically with this Quarterly Report. This information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENACO, INC.
Date: October 17, 2012	By: /s/ Michael Presutti Name: Michael Presutti Title: Chief Executive Officer, Principal Financial Officer and Secretary