Form 10-KT
period 2012-12-31
International Safety Group, Inc.
filed 2013-04-15
CIK 1515250

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended __________________

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2012 to December 31, 2012

Commission File Number 001-34048

International Safety Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0363913
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

130 William Street, 6th Floor

New York, New York 10038

(Address of principal executive offices)

Issuer’s telephone number, including area code: (212) 344-1105

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of April 2, 2013, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing stock price of $.95 as reported on otcmarkets.com) was approximately $25,210,686. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. No market value for the registrant’s common stock as of the last day of the registrant’s second fiscal quarter has been computed because no active trading market had been established as of such date.

As of April 2, 2013, there were outstanding 36,337,564 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements for International Safety Group, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include changes in the regulatory environment, general market conditions, uncertainties with possible changes in the insurance industry and the financial resources of competitors as well as general economic conditions and conditions in the construction markets, especially in the New York City area.

PART I

Item 1.	Description of Business.

International Safety Group, Inc. (together with its subsidiaries, the “Company”) is a construction safety and training company. On November 12, 2012 the Company acquired all of the issued and outstanding capital stock (the “Homeland Shares”) of Homeland Safety Consultants, Inc, a New York corporation (“Homeland Safety”), in a transaction in which the Company issued an aggregate of 7,333,333 shares of its Common Stock, par value $.001 per share (“Common Stock”) to Homeland’s shareholders and certain creditors of Homeland in exchange for the Homeland Shares and the cancellation of indebtedness of Homeland (the “Reverse Merger”) to such creditors.

International Safety Group, Inc. (formerly called Benaco, Inc.) was incorporated under the laws of the State of Nevada on November 18, 2010. It originally intended to commence operations in the business of distributing Bohemian Cristal Chandeliers. However, the entity did not generate any revenue since its inception and prior to the consummation of the Reverse Merger, the Company was considered a shell company under applicable rules of the Securities Exchange Commission (the “Commission”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Founded in 2004, Homeland Safety has served the New York City area in construction safety services, safety training, and fire and emergency preparedness. (In November 2012 the Company formed a new wholly owned subsidiary in Delaware, which subsidiary is also called International Safety Group, Inc. Such subsidiary has succeeded to the business of Homeland Safety.) The Company’s main source of revenue (approximately 88% and 93% of the Company’s entire net revenue for the fiscal years ended December 31, 2011 and December 31, 2012, respectively) is generated by providing site safety services to major construction projects, staffing licensed site safety managers and construction fire safety managers on construction sites, conducting safety audits and inspections, and developing and filing site safety plans, health and safety plans and other construction-related plans with the New York City Department of Buildings (the “DOB”).

The Company offers a comprehensive array of training classes to the construction and fire safety industries. These classes include many OSHA classes, DOB-required classes and fire safety courses as mandated by the New York City Fire Department (the “FDNY”). The Company also works with building managers and owners of high rise buildings to develop and file fire safety and emergency action plans with the FDNY. The Company plans on increasing its market share within the New York City area and to begin expansion to other areas of the country. The decision to become a public company was motivated as a way to finance these growth objectives.

Site safety managers (“SSMs”) are required on all New York City construction projects of 15 stories or higher, where the footprint is greater than 100,000 square feet and when otherwise required by the DOB. Coordinators are required on all construction projects of 10-14 stories. Concrete safety managers (“CSMs”) are required on all major buildings during the concrete portion of the project. Construction site fire safety managers (“CSFSMs”) are required to be on all sites that require an SSM or Coordinator. Depending on the size of the project the SSM and CSFSM may be the same person. On larger projects a separate CSFSM is required.

The Company also conducts safety inspections and audits as requested by general contractors, developers and insurance companies.

The DOB regulations require that Site Safety Plans must be filed with and approved by the DOB prior to permits being issued for construction and Local Law 11 (façade) projects. The Company assists owners in preparing such plans.

The Company also offers a comprehensive curriculum of DOB, Fire Department, and OSHA training classes. Such classes are conducted at the Company’s offices at 130 William Street, New York, New York as well as at client-specific locations. Classes (some of which are also conducted in Spanish) include:

●	OSHA 10 and 30 hour classes

●	32 hour classes regarding supported scaffold and a 4 hour refresher course

●	Hazardous Waste Operations and Emergency response (HAZWOPER) classes

●	40 hour SSM training classes and 7 hour refresher classes for SSMs

●	CFSFM training classes

●	Construction Superintendent classes

●	30 hour Concrete Safety Manager classes

●	Mold and mildew remediation classes

●	20 hour Fire safety director training classes

●	8 hour training classes for Emergency Action Plan Directors

●	8 hour training classes for building operations, maintenance and recordkeeping.

The tuition charged by the Company for the training classes range from $200 to $750.

The FDNY requires all applicable office buildings to file a combined Fire Safety and Emergency Action Plan. The Company has filed such plans for such significant buildings as NYC’s Fire Department headquarters, The New York Times Building and The New York Life Building. The Company provides ongoing support for Fire Safety and Emergency Action Plan support, training, drills and advisory services.

The Company has established a wholly owned subsidiary called ISG Construction Services, LLC, which plans to provide consulting services and products to the construction industry throughout the United States.

Sales and Marketing

The Company obtains clients through training, word of mouth, referrals, direct sales efforts by Company personnel and networking events with professional and similar organizations. The Company completes prequalification and bid procurement forms with government agencies and private companies. The Company has created a website (www.ISafetyGroup.com) that discusses its operations, sales, and programs as well as acting as an additional sales tool and resource for the Company. The Company is building and developing the brand name by expanding the image to company uniforms, brochures and catalogs.

Employees and Independent Contractors

As of March 1, 2013 the Company had a total of 40 full-time employees, including 6 engaged in management operations and sales, 6 engaged in administrative operations and sales, 3 engaged in safety design plans & sales, 3 engaged in fire safety and emergency action plans & sales, 2 engaged in training and course sales and 20 engaged as site safety field operations. As of such date, the Company had 7 part-time employees, 4 of which were site safety managers and 3 of which were involved in administration and training.

Raw Materials

Because the Company is primarily in the business of providing site safety services, the Company does not utilize any significant amount of raw materials. All of the raw materials needed for the Company’s business model are readily available from numerous different suppliers and at market driven prices.

Seasonality

The business of the Company is not seasonal to any significant degree.

Intellectual Property

The Company does not own any trademarks, service marks or patents. On February 26, 2013 the Company filed with the U.S. Patent and Trademark Office a trademark application for a trademark for the name “International Safety Group.” The application is pending.

Competition

The Company believes that it operates in an industry which is competitive. However, competition within the industry in New York is fragmented with no participant holding a dominant market share. The Company believes that there are approximately 10 companies competing in the New York area.

Business Plans

The Company plans on becoming a leader in the emerging and rapidly growing industry of occupational risk management. The core focus sector of the Company will continue to be occupation risk management in the construction industry, which is a highly ranked occupational risk category. Since September 11, 2001 and driven by other tragic events in the construction industry, more scrutiny, especially by governmental regulators and insurance companies, has been placed on occupational risk management. This increased scrutiny has created the conditions for a profitable industry, but one which is currently highly fragmented with numerous small players and no clear regional or national leaders.

The business strategy of ISG is to consolidate existing small businesses, primarily in the safety field, with synergistic verticals to become a market leader in the following industry activities:

●	Safety compliance
●	Employee training
●	Risk management and insurance services
●	Safety personnel staffing
●	Equipment and safeguards

The Company’s mission is to help its construction industry clients to comply with legal regulations, protect their employees, protect members of the public, and enhance the overall site management to reduce hazards and lower costs. The Company will always use industry best practices to provide its clients with optimum efficiency and to mitigate risks.

Safety Compliance

The Company specializes in reducing occupational and organizational related risks for the various participants on construction sites by improving their safety systems and logistics. The Company plans through acquisitions to expand its operations as a consultant charging fees to carry out onsite safety inspections and audits with recommendations and observations that will allow the client to comply at all times with best practices and industry safety standards for their employees, clients, the environment, and the public at large. The benefits of increased safety to the clients are as follows:

●	Lower insurance costs

●	Reduced litigation risk

●	Improved margins

●	Increased worker satisfaction

●	Increased public goodwill

●	Less stop work orders from regulators

Employee Training

The Company possesses full service employee training and placement service centers. Through fee paying agreements with corporate partners such as developers, contractors, facility owners and subcontractors, the Company will train their employees to improve skill sets. In addition, the Company will train individuals and help increase marketability of job-seeking candidates in the construction industry by providing all mandated certifications.

These services act as feeders for clients and provide marketable training for displaced or upwardly ambitious would-be employees. In addition, the Company will work actively with government agencies and non-for-profits to help defer the cost of training for job-seeking employees. Each Company trained person will benefit from a certification that will enhance such person’s credentials. The benefits to the clients are as follows:

●	Reduced insurance premiums
●	Standardized working practices
●	Increased skill sets
●	Quality control

Risk Management and Insurance Services

The Company plans to provide oversight and guidance to big developers and lead contractors that are seeking to put in place a comprehensive insurance policy (“OCIP”) during the construction or renovation of a property which is designed to cover all liabilities and losses arising from the construction project in a centralized manner including those of the contractors and subcontractors.

The Company will charge a fee to assist the developer or contractor in establishing the OCIP. The Company also intends to actively participate in the management of OCIPs and will seek to staff the construction site with Company certified personnel. This will allow the subcontractors to take out the cost of liability insurance and workers compensation by belonging to the OCIP. The benefits to the lead contractors and developers are as follows:

●	Cost of subcontractor labor contracts reduced by 20-40%

●	Centralized insurance coverage

●	Centralized systems and safety processes

The Company also plans to enable smaller developers and contractors to participate in a Mutualized Controlled Insurance Program (“MCIP”) by contributing capital where necessary. In many cases the smaller contractors and developers do not have the capital to put an OCIP in place and have to pay hefty insurance premiums. Therefore, the Company plans to bring several smaller developers together and provide the oversight and guidance to put a MCIP in place. The Company plans to actively participate in the management of MCIPs and will seek to staff the construction site with Company certified personnel. By belonging to the MCIP subcontractors may eliminate from their cost structures significant costs related to liability insurance and workers compensation. The Company will benefit from the cost gains made by the smaller contractors and developers. The benefits to the smaller contractors and developers are as follows:

●	Cost of subcontractor labor contracts reduced by 20-40%

●	Centralized insurance coverage

●	Centralized systems and safety processes

The Company’s goal is to provide its clients with innovative resources and tools to identify, minimize, and manage their risk. The Company’s strategies aim to complement the insurance programs the Company helps put in place for its clients by providing the additional resources needed to decrease future losses and minimize expenses. The end goal is to positively impact a client’s bottom line by reducing both direct and indirect costs.

Safety Personal Staffing

The Company provides systems and personnel staffing for its construction industry clients for a determined period of time in exchange for a fee. Such personnel may occasionally work in teams of two or more, monitor, train and mentor the client’s in-house managers in order to improve the client’s safety systems and processes. They represent the full resources of the Company and so can provide support from additional remote experts and systems specialists to the facility or site. The Company’s safety, health, and environmental protection professionals are available on a full-time or part-time basis. The benefits to the client are as follows:

●	Overall cost and liability reduction

●	Compliance with best practice industry standards

●	Improved efficiency within the organization

●	Human performance improvement

Equipment and Safeguards

The Company acts as a partner in providing a qualified stream of equipment into worksites and ensures both employee training and employer compliance obligations for such equipment. The Company will collect a fee for the training and a rebate from the equipment supplier.

Existing regulatory mandates require that before employers issue equipment to employees for use inside the workplace, the employees must first have very specific training for that equipment. This includes personal protection equipment, tools and other safety or production related equipment such as lifts, jacks and material handling equipment.

The Company plans on selling fire extinguishers and has applied for the required licenses and certificates to do so in New York State. The Company is also considering the sale of additional fire prevention products. Many of the Company’s employees have licenses and certificates as required for the roles and duties performed in relations to the nature of the business. The benefits to developers and contractors utilizing the Company’s services in this area are the following:

●	Discounted qualified equipment as a result of ISG’s network and bulk purchases

●	Proper training for employees using the equipment

●	Regulatory compliance for the employer; recordkeeping and training

Item 1A. Risk Factors.

The information to be reported under this Item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

The information to be reported under this Item is not required of smaller reporting companies.

Item 2.	Properties.

The Company leases approximately 5,136 square feet of office space on the sixth and eighth floors of 130 William Street, New York, New York for its headquarters and training classes under leases dated March 15, 2010 and September 1, 2010 with 130 William St. Holdings Co., LLC. The initial terms of the leases expire on February 28, 2015 and August 31, 2015, respectively, and the Company has certain options to renew such leases. The aggregate monthly fixed rent being paid under both leases as of October 31, 2012 was $11,560. The aggregate monthly fixed rent under such leases will increase during the term of the leases. In addition, the Company leases approximately 1,500 additional square feet of space at 130 William Street, New York, New York under an oral month to month lease for an additional $2,000 per month. Since August 11, 2009 the building at 130 William Street has not had the proper certificate of occupancy and the building is currently in violation of certain New York City building and fire codes. In the Company’s opinion, the premises it leases are unsuitable for occupancy.

130 William St. Holdings Co., LLC has instituted eviction proceedings against the Company with regard to the 130 William Street spaces. See Item 3. Legal Proceedings.

The Company has entered into a new Sublease Agreement dated March 15, 2013 for the Company’s headquarters and additional office space in the “Commerce Building,” Suite 1100, 708 Third Ave, New York, New York for its headquarters. The sublease is to commence on April 20, 2013 and terminate on March 30, 2017. The monthly rent is $23,988 and escalates up to $26,036 during the term of the sublease. The Company also receives three rent free months under the sublease. The suite consists of approximately 7,575 square feet of office space in good condition and is partially furnished.

Item 3.	Legal Proceedings.

We know of no material, active, pending or threatened proceeding against the Company nor are we involved as a plaintiff in any material proceeding or pending litigation, except that in January 22, 2013 the court appointed receiver for the bank which holds a mortgage on the building at 130 William Street under which the Company leases space, filed a notice of petition (nonpayment) against Homeland Safety in New York City Civil Court alleging that Homeland Safety owes approximately $72,000 in back rent under its lease. The plaintiff is seeking back rent owed and the eviction of the Company from the leased premises. The Company answered the complaint on February 6, 2013 stating that the lessor represented in the lease that the subject premises were legally rentable office space, but at the time the lease was entered in to the lessor had no certificate of occupancy for the building. A temporary certificate of occupancy on the building expired in 2006 and had not been renewed. In addition, the building has numerous violations which the landlord was responsible to correct. Homeland Safety believes that the lessor has breached the lease agreement and is in default thereunder. The Company believes that the condition of the building is not suitable for its uses and has hindered the Company’s business development and for that reason the Company has had to seek out new and suitable office space.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have two classes of equity securities: (i) Common Stock, par value $.001 per share (“Common Stock”), 36,337,564 shares of which are outstanding as of March 21, 2013, held by approximately 40 shareholders of record and (ii) Series A Convertible Preferred Stock, par value $.001 per share, (“Series A Stock”), 10 shares of which are outstanding as of March 21, 2013, held by one person. Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ISGI”. There is a limited public market for our common shares. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our Common Stock.

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

From January 24, 2013, the first day that quotations for the Common Stock have been reported, until March 21, 2013, the high and low closing sales prices of the Common Stock were $1.06 and $.69, respectively.

The Company has not paid any cash dividends since its inception and we do not foresee declaring any cash dividends on our Common Stock in the foreseeable future.

As of December 31, 2012 the Company had no equity compensation plans under which equity securities of the Company were authorized for issuance.

Penny Stock Regulations

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Sales of Unregistered Securities

On October 26, 2012 the Company sold to three investors for an aggregate of $400,000 10% Secured Convertible Promissory Notes of the Company in the aggregate principal amount of $400,000 the “Notes”). All principal and interest on the Notes is payable on October 26, 2013. All outstanding principal and accrued interest on the Notes shall automatically be converted into the Company’s Common Stock at a rate of the lesser of (a) 75% of the per share price of the Company’s Common Stock sold or (b) $.20 per share if and when the Company consummates sales of the Company’s equity securities for aggregate gross proceeds of at least $1 million. The Notes were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act.

During the period from January 30, 2013 to April 3, 2013 the Company sold to 12 investors for an aggregate gross sales price of $978,700 an aggregate of 3,764,231 shares of the Company’s Common Stock. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act.

Item 6.	Selected Financial Data.

The information to be reported under this Item is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial conditions of International Safety Group, Inc. and its consolidated subsidiaries for the fiscal years ended December 31, 2012 and 2011, should be read in conjunction with the International Safety Group, Inc. consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Statements and Business sections of this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

International Safety Group, Inc. (the “Company”) is a risk consulting, construction safety and training company. The Company and its subsidiary have served the New York City area in construction safety services, safety training and fire and emergency preparedness since 2004. The Company’s main source of revenue (approximately 88% and 93% of the Company’s entire net revenue for the years ended December 31, 2012 and December 31, 2011, respectively) is generated by providing site safety services to major construction projects by staffing licensed site safety managers and construction fire safety managers on construction sites, conducting safety audits and inspections and developing and filing site safety plans, health and safety plans and other construction-related plans with the DOB. The Company offers a comprehensive array of training classes to the construction and fire safety industries. These classes include many OSHA classes, DOB-required classes and fire safety courses as mandated by the FDNY. The Company also works with building managers and owners of high rise buildings to develop and file fire safety and emergency action plans with the FDNY. The Company plans on increasing its market share within the New York City area and to begin expansion to other areas of the country. The decision to become a public company was motivated as a way to finance these growth objectives.

Results of Operation

The following table presents a summary of operating information for the year ended December 31, 2012 and 2011:

	12/31/2012 ($)	12/31/2011 ($)	$ Change	% Change
Net Revenue	4,579,456	4,351,200	228,256	5.3%
Cost of Revenues	2,687,344	2,666,627	20,717	0.8%
Gross profit	1,892,112	1,684,573	207,539	12.3%

Selling and administrative expense	4,887,535	1,453,682	3,433,853	236.2%
Interest expense, net	56,516	57,343	(827)	(1.4%)
Other Income	327,828	—	327,828	100%
Net income (loss) before provision for income taxes	(2,724,111)	173,548	(2,897,659)	1,669.7%
Provision for income taxes	(69,943)	78,856	(148,779)	(188.7%)
Net Income (Loss)	(2,654,168)	94,692	(2,748,860)	(2,903%)

Net Revenue:

Net revenue increased by approximately $228,256 or approximately 5.3%, from approximately $4,351,200 for the year ended December 31, 2011 to approximately $4,579,456 for the year ended December 31, 2012. The Company began increasing its billing rate of service on major projects by approximately 20% midway through 2011. This increase which was dictated by market conditions and is the major contributor to the change in revenue. The Company anticipates that its rates will stabilize at the current rates during the next 12 months.

Cost of Revenues:

Cost of revenues increased by $20,717 or .8%, from $2,666,627, for the year ended December 31, 2011 to $2,687,334 for the year ended December 31, 2012. The increase was due primarily to the increase in field hours worked by employees. Compensation of personnel is the main component of cost of revenues.

Gross Profit:

Gross profit increased by $207,539 or 12.3%, from $1,684,573 for the year ended December 31, 2011 to $1,892,112 for the year ended December 31, 2012. The increase was due primarily to higher margins earned by the Company for its projects during the year ended December 31, 2012.

Selling and Administrative Expenses:

Selling and administrative expenses increased by $3,433,853 or 236.2%, from $1,453,682 for the year ended December 31, 2011 to $4,887,535 for the year ended December 31, 2012. In 2012, the Company had a non-cash compensation expense of $2,486,520 that was the result of the sale of common stock at a discount to an officer of the Company. This amount is the difference between the fair market value of the shares sold and the price paid for the shares by the officer. The Company also incurred expenses directly relating to the November 12, 2012 reverse merger totaling approximately $600,000 for accounting, legal and other transactional expenses. The Company estimates that the majority of these expenses should be one time fees. Higher operating costs, including office and officer payroll, rent and insurance expenses also contributed, to a lesser extent, to the increase in the Company’s administrative expenses.

Other Income:

In 2012, the Company had other income of $327,828 which includes a gain of $349,254 resulting from the extinguishment of debt as per the Reverse Merger and other loss of $21,426. No such income existed in 2011 and the Company does not foresee this income occurring again during the upcoming year.

Provision for Income Tax:

Provision for Income Tax was calculated using an effective tax rate of -2.6% in 2012 and 45% in 2011. At December 31, 2012 the Company had federal, state and city net operating loss carry forwards in the approximate amount of $299,000 available to offset future taxable income.

Net Income:

As a result of the above factors, net income decreased by $2,748,860 or 2,903%, from income of $94,692 for the year ended December 31, 2011 to a loss of $2,654,168 for the year ended December 31, 2012. The decrease was primarily caused by the $2,486,520 non-cash compensation expense to an officer of the Company and to the transactional expenses of approximately $600,000 incurred by the November 12, 2012 Reverse Merger with Homeland Safety.

Liquidity and Capital Resources

In 2012, the Company’s principal sources of liquidity include cash from operations and convertible promissory notes. In prior years, the Company has also used private loans from both related and unrelated parties.

The Company needs additional capital to fund current working capital requirements, ongoing debt service and to repay its obligations that are maturing over the upcoming twelve month period. Management plans to increase revenues and to control operating expenses in order to reduce losses from operations. Additionally, the Company obtained equity financing of over $900,000 during the first quarter of 2013 and plans to obtain debt financing in order to enable the Company to meet its immediate upfront financial obligations that have arisen due to labor costs from the Company obtaining 11 new service contracts.

As of December 31, 2012, the Company had cash balances of $280,590 compared to $34,893 on December 31, 2011. Net cash used by operating activities for 2012 was ($18,476) compared to ($166,615) for 2011. The Company’s ability to obtain better credit terms with vendors were the main contributors to this improvements, which offset the increase in the Company’s accounts receivables. The increase in general and administrative expenses, especially in one time fees, was the main cause for the Company’s negative cash flow from operations for 2012.

During 2012, the Company did not use any cash in investing activities. In 2011 the net cash used in investing activities was ($13,931), which reflects purchases of new computer equipment.

Net cash provided by financing activities amounted to $264,173 for the year ended December 31, 2012. This was the net amount of convertible promissory notes totaling $400,000 made to the Company, the sale of common stock and the repayment of other short term debt. In 2011 the Company’s net cash provided by financing totaled $209,670 as the Company took out private loans to compensate for generating less cash from operations.

Bank loans

The Company has a 5 year term loan with a commercial bank bearing interest at 11.5% per annum. The principal balance of the loan as of December 31, 2012 was $285,671. The loan matures in May 2013. The loan is secured by the assets of the Company and is guaranteed jointly and severally by two of the Company’s shareholders.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 of the consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates, assumptions and judgments are applied in the determination of our allowance for doubtful accounts and our valuation allowance based on future taxable income. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ from those estimates.

Revenue Recognition: Revenue consists primarily of fees received, based on time and materials, for providing site safety managers on major construction sites and safety training, fire safety and emergency preparedness services. Revenue is recognized in the period in which the services are performed and amounts are earned, and collectability is reasonably assured.

Accounts Receivable: Accounts receivables are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 and 2011 is adequate.

Principles of Consolidation: The consolidated financial statements include the accounts of International Safety Group, Inc. and its wholly owned subsidiaries, Homeland Safety Consultants, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Income Taxes: The Company adopted FASB ASC 740-10-50, Accounting for Uncertainty in Income Taxes. ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Fair Value of Financial Instruments: The carrying amounts reported in the consolidated balance sheets as of December 31, 2012 and 2011 for accounts receivable, prepaid expenses, other assets, accounts payable, and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments. The fair value of long-term debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

Earnings (Loss) per share: FASB ASC 260-10 requires the presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the year ended December 31, 2012 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the years ended December 31, 2012 and 2011, the Company did not have any common share equivalents.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be reported under this Item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

International Safety Group, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2012 and 2011

International Safety Group, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2012 and 2011

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Safety Group, Inc.

We have audited the accompanying consolidated balance sheets of International Safety Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
East Hanover, New Jersey
April 15, 2013

International Safety Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Current Assets
Cash and Cash Equivalents	$280,590	$34,893
Accounts Receivable, net allowance for doubtful accounts of $14,616 and $6,530, respectively	970,573	817,051
Prepaid Expenses	40,549	29,933
Deferred Tax Assets	51,159	-
Other Assets	6,000	23,613

Total Current Assets	1,348,871	905,490

Fixed Assets
Furniture, Fixtures and equipment	61,389	61,389
Leasehold Improvements	61,600	61,600
	122,989	122,989
Less: Accumulated Depreciation and Amortization	90,398	85,126
Fixed Assets, Net of Accumulated Depreciation	32,591	37,863
Deferred Tax Assets	52,200	25,796
Other Assets – Non-Current	21,400	21,400
Total Non-Current Assets	106,191	85,059

Total Assets	$1,455,062	$990,549

See accompanying notes to these consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31,
	2012	2011
Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$283,857	$60,285
Accrued Expenses	628,209	195,938
Notes Payable - Stockholders		389,788
Notes Payable - Related Parties	-	17,450
Convertible Debt – Current	400,000	-
Current Portion of Long-term Debt	307,558	36,696

Total Current Liabilities	1,619,624	700,157

Long-term Liabilities
Long-term Debt, net of current portion	-	376,399
Notes Payable – Related Parties	-	50,600

Total Long-term Liabilities	-	426,999

Total Liabilities	1,619,624	1,127,156

Commitments

Stockholders’ Deficit
Common Stock, .001 par value; 225,000,000 shares authorized; 32,473,333 and 22,373,013 issued and outstanding, respectively	32,473	22,373
Preferred Stock; Convertible Series A, .001 par value; 10 shares authorized; 10 and 0 issued and outstanding, respectively	-	-
Additional Paid in Capital	2,616,113	-
Accumulated Deficit	(2,813,148)	(158,980)

Total Stockholders’ (Deficit)	(164,562)	(136,607)

Total Liabilities and Stockholders’ Deficit	$1,455,062	$990,549

See accompanying notes to these consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Net Revenue	$4,579,456	$4,351,200

Cost of Revenue	2,687,344	2,666,627

Gross Profit	1,892,112	1,684,573

Selling, General and Administrative Expenses	4,887,535	1,453,682

Income (Loss) from Operations	(2,995,423)	230,891

Other Income (Expenses)

Gain on Debt Extinguishment	349,254	-
Other Expense	(21,426)
Interest Expense	(56,516)	(57,343)

Total Other Income (Expense)	271,312	(57,343)

Income (Loss) before Income Taxes	(2,724,111)	173,548

Provision (benefit) for Income Taxes	(69,943)	78,856

Net Income (Loss)	$(2,654,168)	$94,692

Earnings (Loss) per Common Share – basic and diluted	$(.11)	$.00

Weighted Average Common Shares Outstanding – basic and diluted	23,728,946	22,373,013

See accompanying notes to these consolidated financial statements

 International Safety Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ (Deficit)

	Preferred Convertible Series A		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Equity (Deficit)	Stockholders’ Equity (Deficit)

Balance at January 1, 2011	-	$-	22,373,013	$22,373	$-	$(253,672)	$(231,299)

Net Income	-	-	-	-	-	94,692	94,692

Balance at December 31, 2011	-	-	22,373,013	22,373	-	(158,980)	(136,607)

Issuance of Common Stock	-	-	9,600,000	9,600	2,486,520	-	2,496,120

Debt Extinguishment	-	-	500,320	500	129,583	-	130,083

Issuance of Preferred Stock	10	-	-	-	10	-	10

Net Loss	-	-	-	-	-	(2,654,168)	(2,654,168)

Balance at December 31, 2012	10	$-	32,473,333	$32,473	$2,616,113	$(2,813,148)	$(164,562)

See accompanying notes to these consolidated financial statement

 International Safety Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(2,654,168)	$94,692
Adjustments to Reconcile Net Income (Loss) to Net Cash (used in) Operating Activities
Stock Compensation	2,486,520	-
Depreciation and amortization	5,272	20,391
Deferred taxes	(77,563)	78,856
Gain on extinguishment of debt	(349,254)	-
Changes in Assets and Liabilities
Provision for credit losses	37,299	6,530
Accounts receivable	(161,608)	(319,110)
Prepaid expenses and other assets	(10,616)	(14,334)
Loans receivable	(11,600)	-
Accounts payable	235,732	(56,317)
Accrued expenses	481,510	22,677
Net cash used in operating activities	(18,476)	(166,615)

Cash Flows from Investing Activities
Purchases of equipment	-	(13,931)
Net cash used in investing activities	-	(13,931)

Cash Flows from Financing Activities
Repayments of line of credit	(2,098)	-
Proceeds from borrowing under notes payable	400,000	110,250
Proceeds from related party borrowings under notes payable	-	283,500
Repayments of notes payable	(13,539)	(51,980)
Repayments of related party notes payable	(129,800)	(132,100)
Proceeds from sale of preferred stock	10	-
Proceeds from sale of common stock	9,600	-
Net cash provided by financing activities	264,173	209,670

Net increase (decrease) in cash and cash equivalents	245,697	(29,124)

Cash and Cash Equivalents
Beginning of year	34,893	5,769
End of year	$280,590	$34,893

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for
Income Tax	$9,720	$3,212
Interest	$53,682	$40,201

Schedule of non-cash financing activities

500,320 shares of common stock issued in connection with debt extinguishment	$479,337	$-

See accompanying notes to these consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business

International Safety Group, Inc. and its subsidiaries (collectively, the “Company”) provides occupational risk management services for entities located in New York. The Company provides licensed site safety manager services on major construction projects which is required by the New York City Department of Buildings. The Company also provides safety training, fire safety and emergency preparedness services that are required by the Fire Department of New York.

Reverse Merger

On November 12, 2012 the Company acquired all of the issued and outstanding capital stock of Homeland Safety Consultants, Inc. (“Homeland”) in a transaction in which the Company issued an aggregate of 7,333,333 shares of its Common Stock, par value $.001 per share to Homeland’s shareholders (6,833,013 shares) and certain creditors of Homeland (500,320 shares) in exchange for Homeland’s shares and the cancellation of indebtedness of Homeland to such creditors (the “Exchange Agreement”). The transaction under the Exchange Agreement was accounted for as a reverse merger where Homeland was the accounting acquirer. The Company declared a 21 for 1 stock dividend for holders of record of the Company’s common stock on November 6, 2012. This Company issued 14,800,000 shares as a result of the stock dividend, which is in substance a stock split and the outstanding shares and per share amounts retroactively reflect the stock dividend.

Principles of Consolidation

The consolidated financial statements include the accounts of International Safety Group, Inc. and its wholly owned subsidiaries, International Safety Group, Inc. (Delaware), Homeland Safety Consultants, Inc. and its subsidiary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates, assumptions and judgments are applied in the determination of our allowance for doubtful accounts and our valuation allowance based on future taxable income. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2012 and 2011 for accounts receivable, prepaid expenses, other assets, accounts payable, and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments. The fair value of notes payable is approximately their carrying value based on rates available to the Company for debt with similar terms.

Cash and Cash Equivalents and Concentration of Risk

The Company considers all accounts of cash and other highly liquid investments with original maturities of three months or less as cash or cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits.

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

In 2012, 14% of revenues were from one customer. In 2012 one customer accounted for 19% of total accounts receivable. In 2011 there were no such concentrations.

Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 and 2011 is adequate.

Fixed Assets

Fixed assets consists of furniture, fixtures and equipment and leasehold improvements which are stated at cost. Leasehold improvements are amortized using the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset as follows:

	Method	Estimated Useful Life

Furniture, fixtures and equipment	Straight-line	5-7 years
Leasehold Improvements	Straight-line	5 years

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $5,271 and $20,391, respectively.

Revenue Recognition

Revenue consists primarily of fees received, based on time and materials, for providing site safety managers on major construction sites and safety training, fire safety and emergency preparedness services. Revenue is recognized in the period in which the services are performed and amounts are earned, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

International Safety Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The gross deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carry forwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company follows the provisions of FASB ASC 740-10-50, Accounting for Uncertainty in Income Taxes. ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2012 and 2011 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2012 and 2011.

Earnings (Loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the year ended December 31, 2012 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the years ended December 31, 2012 and 2011, the Company did not have any common share equivalents.

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred, and were $21,475 and $15,031 for the years ended December 31, 2012 and 2011, respectively.

Segment Reporting

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that based on these criteria it only operates one segment, consulting services, as all other services do not meet the minimum threshold for separate reporting of a segment.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Note 2 – Long-term Debt

	December 31,
	2012	2011
Notes payable (a)	$285,671	$297,415
Notes payable (b)	-	39,900
Notes payable (c)	-	50,000
Notes payable (d)	21,887	23,682
Notes payable (e)	-	2,098
	307,558	413,095
Less current portion	(307,558)	(36,696)
Total long-term debt	$0	$376,399

(a)	The Company has a term loan with a commercial bank bearing interest at 11.5% per annum, which matures in May of 2013 and is secured by all assets of the Company. The loan is guaranteed by certain of the Company’s stockholders.
(b)	The note was due on demand and required interest at a rate of 2% per annum. The loan was partially repaid with the balance converted to shares of common stock.
(c)	The Company had a 2 year note with a private equity group. The loan required interest at a rate of 6% per annum and was due in April of 2013. The loan was converted to common stock in 2012.
(d)	The Company has a loan which bears interest at a rate of 6% per annum and matures in September of 2013.
(e)	The Company had a term loan which matured and was fully satisfied in January 2012.

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Notes 3 – Notes Payable – Related Parties

	December 31,
	2012	2011
Notes payable (f)	$-	$17,450
Notes payable (g)	-	50,600
	-	68,500
Less current portion	-	(17,450)
Total long-term debt	$-	$50,600

(f)	The related party note was due on demand and required interest at a rate of 8% per annum. This loan was converted to common stock in 2012.
(g)	The related party note required interest at a rate of 6% per annum and was due on May 26, 2013. This loan was partially repaid with the balance forgiven in 2012.

Interest expense on notes payable to related parties for the years ended December 31, 2012 and 2011 was 3,484 and $22,646 respectively.

Note 4 – Extinguishment of Debt

As a result of the Exchange Agreement, various long term debt, related party notes payable and notes payable to stockholders were converted to common stock. The Company issued 500,320 shares of common stock in exchange for $479,337 of various debt and notes payable and related accrued interest. The shares issued were determined to have a fair value of $130,083 and the Company recorded a gain on extinguishment of debt totaling $329,254 during 2012.

Note 5 – Convertible Debt

On October 26, 2012 the Company sold to four investors for an aggregate of $400,000 10% Secured Convertible Promissory Notes of the Company in the aggregate principal amount of $400,000. All principal and interest on the Notes is payable on October 26, 2013. All outstanding principal and accrued interest on the Notes shall automatically be converted into the Company’s Common Stock at a rate of the lesser of (a) 75% of the per share price of the Company’s Common Stock sold or (b) $.20 per share if and when the Company consummates sales of the Company’s equity securities for aggregate gross proceeds of at least $1 million.

Note 6 – Amount Payable to Officer

Included in accounts payable is a consulting fee due to an officer for work performed prior to him becoming an employee of the Company. The amount of this payable is $0 in 2012 and $3,842 in 2011.

International Safety Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Notes Payable to Stockholders

The Company received loans from various stockholders from 2007 to 2012. Outstanding principal amounts bear interest at a rate ranging from 2% to 8% and are due on demand. Interest expense related to these loans was $6,731 and $17,593 for years ended December 31, 2012 and 2011, respectively.

Note 8 – Related Party Transactions

The Company has reimbursed related parties a total of $24,631 during 2012 for various expenses. The Company does not owe these related parties any amounts as of December 31, 2012.

As of December 31, 2012, the Company is owed $12,023 for expenses paid on behalf of related parties.

The Company is committed to award options to purchase 776,086 shares of the Company’s common stock to the Chief Executive Officer. There are no defined terms for these options and they have not yet been granted, so they are not yet reflected in the accompanying consolidated financial statements.

Note 9 – Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 is comprised of the following:

	2012	2011
Current
Federal	$-	$-
State	7,619	-
Total current provision	$7,619	$-

Deferred
Federal	$(58,185)	$60,209
State	(19,378)	18,647
Total deferred (benefit) provision	$(77,563)	$78,856

Total income tax (benefit) provision	$(69,943)	$78,856

The tax effect of temporary differences, primarily net operating loss carry forwards, give rise to a deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

International Safety Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Income Taxes (continued)

The components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Current assets
Allowance for doubtful accounts	$16,905	$-
Accrued expenses	34,254
Gross current deferred assets	$51,159	-

Noncurrent assets, net
Net operating loss carry-forwards	$66,972	11,647
Depreciation	(14,772)	14,149
Gross noncurrent deferred tax assets	$52,200	$25,796

At December 31, 2012 the Company had federal, state and city net operating loss carry forwards in the approximate amount of $299,000 available to offset future taxable income. Most of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate to income from operations is as follows:

	2012	2011
US Statutory tax rate	34.0%	34.0%
State and City tax rate, net of federal benefit	0.2	10.0
Nondeductible expenses	0.1
Nondeductible compensation expense	31
Other	-0.1	1.0
Effective Tax Rate	-2.6%	45.0%

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2012, the Company does not have a liability for uncertain tax positions.

The Company files Federal, New York state and New York City income tax returns. Tax years for fiscal 2009 through 2011 are open and potentially subject to examination by the federal and New York state taxing authorities.

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Capital Stock

The Series A Preferred Stock is entitled to vote, with respect to any question upon which holders of Common Stock have the right to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of Common Stock as one class. The holders of Series A Preferred Stock are entitled to 67% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding. The vote of 100% of the outstanding Series a Preferred Stock shall determine the vote of the Series A Preferred Stock as a class. If the holders of Series A Preferred Stock cannot unanimously agree on how to vote on a particular matter or matters, then the holders shall submit such matter or matters for a determination by a majority of the directors of the Board of Directors of the Company (including, for such purpose directors who are holders of Series A Preferred Stock) and the holders shall be deemed to have voted all of their shares of Series A Preferred Stock in accordance with the determination of the Board of Directors. All or any portion of the outstanding shares of Series A Stock may upon at least ten (10) days prior written notice to the Company be converted into Common Stock on a one share for one share basis.

Note 11 – Operating Leases

The Company leases its office space in New York, NY under a lease agreement expiring August 31, 2015, with two five year options to extend the term. In addition, the Company leases additional office space for $2,000 per month on a month-to-month basis.

The Company leases certain office equipment under one lease agreement expiring December 31, 2015 and another expiring April 23, 2017.

Rent expense related to the leases for the year ended December 31, 2012 and 2011 was $195,260 and $138,715 respectively.

Minimum annual lease commitments are as follows:

December 31,	Total	Office Space	Office Equipment

2013	$88,722	$71,550	$17,172
2014	115,272	98,100	17,172
2015	117,972	100,800	17,172
2016	104,340	100,800	3,540

	$426,306	$372,250	$55,056

Note 12 – Stock Compensation

On November 12, 2012 the Company issued to Michael Gianatasio, the Chief Executive Officer and a director of the Company, 10 shares of the Company’s Convertible Series A Preferred Stock at $1.00 per share and 9,600,000 shares of the Company’s Common Stock at $.001 per share. The price per share paid for in this transaction was below market price and a non-cash stock compensation expense of $2,486,520 was recorded by the Company, which represents the discount to fair value that was paid for the shares. In 2011 there were no such transactions.

International Safety Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Subsequent Events

During the period from January 30, 2013 to April 3, 2013 the Company sold to 12 investors for an aggregate gross sales price of $978,700 an aggregate of 3,764,231 shares of the Company’s Common Stock. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act.

In January 2013, the Company approved a Flexible Stock Plan that initially reserves up to an aggregate of 6,500,000 shares of the Company’s Common Stock for issuance to employees, officers and directors of, and consultants to, the Company and its affiliates.

In March 2013, the Company entered into a new sublease for office space in New York, NY. The sublease expires on March 30, 2017 and the total amount owed through the end of the entire initial term of the sublease is $1,129,706.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2012. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is not being accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The ineffectiveness of the Company’s disclosure controls is due to the lack of segregation of duties in the Company’s accounting department and a limited corporate governance structure being in place as of December 31, 2012. The Company believes that it has taken initial steps to correct any weakness as described in Subparagraph c below.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the limited number of staff resources and the lack of segregation of duties as of such date. The Company believes that it has taken initial steps to correct weaknesses as described in subparagraph (c) below.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Since the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

(c) Changes in Internal Control over Financial Reporting

The Company has hired Mikhail Geller as its Chief Accounting Officer with over 5 years of experience in Sarbanes-Oxley Act compliance in order to further design and implement systems and financial controls. Except for this staff addition, there were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of the Company’s system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of March 15, 2013 concerning our directors and executive officers:

Name	Age	Position

Michael Gianatasio	39	Director, Chief Executive Officer

Denise Groneman	53	Chief Operating Officer

Robert Simoni	35	Chief Financial Officer

Mikhail Geller	36	Chief Accounting Officer, Controller and Operations Manager

Michael Benjamin	29	Chief Compliance Officer and Treasurer

Jeffrey Devlin	65	Director

Charles Gargano	69	Director

Michael R. Gianatasio, age 39, is a safety and risk management consultant, professional engineer in the states of New York, Connecticut and Florida, a licensed site safety manager in New York City and a licensed fire safety manager in New York City. Since October 9, 2012 he has been Chief Executive Officer of the Company. From May 2003 through the present he has served as the President and Chief Executive Officer for Michael R. Gianatasio, PE, PC (d/b/a MRG Engineering and Construction), a professional engineering and construction management firm operating in New York, New Jersey and Connecticut. From July 2006 through October 2012 he worked as a consultant to Certified Site Safety, Inc. , a construction site safety management corporation which he co-founded and previously served as its president. From August 2000 until May 2003 he worked as a President and Project Executive at G&F Enterprises, Inc., a New York corporation. From December 1999 through December 2000 he worked as a project manager for Jeffrey M. Brown Associates, Inc., a building and construction management company. From May 1995 through December 1999 he worked as a project engineer for The LiRo Group, Ltd., a construction management, engineering, environmental, architectural and program management company. Mr. Gianatasio is licensed professional engineer in 4 states and is a member of the American Engineering Alliance, American Society of Civil Engineers and American Society of Safety Engineers. He is a graduate of Manhattan College where he received a degree in civil engineering.

Denise Groneman, age 53, was elected as Chief Operating Officer of the Company in January 2013. Since 2009 she has also been Vice President of Operations and Administration of Certified Site Safety, Inc. and Certified Site Safety of NY, LLC. From 2000 to 2009 she was employed in the Operations and Administration Department of Capelli Enterprises, Inc. Ms. Groneman brings more than 24 years of experience in the construction industry. Being on both the operations and management teams in the past, Denise is able to work closely with both executives, teams and employees to achieve the cooperation and team work necessary to run the day to day of a successful organization. Prior to joining Certified Site Safety in December, 2009, Ms. Groneman had a long career in the private sector of property management and general construction with Cappelli Enterprise of Valhalla, NY. Ms. Groneman held several positions including executive assistant to president, payroll administrator and accounts payable manager, assistant project manager and office manager of administration and operations, where she supervised the administrative staff as well as coordinated the internal and external operations of the organization managing the daily operations of the corporate office facilities. From 2007- 2009 Denise served as Vice President of The Louis R. Cappelli Foundation overseeing the 501c(3) entity. Denise attended SUNY Morrisville where she studied Public Health Technology and is a graduate of Suffolk County Community College. She is a Life Member of RTVAC and has served on the March of Dimes Northern Metro Division Real Estate Award Committee.

Robert Simoni, age 35, has been the Chief Financial Officer of the Company and formerly, Homeland Safety, since 2006. Mr. Simoni brings over 15 years of experience in financial analysis, accounting and financial reporting. Prior to joining Homeland Safety, Mr. Simoni worked for ComJet Aviation where his duties included analyzing customer credit risk, evaluating aircraft lease transactions and assisting in international marketing. He has also worked for the investment bank, Donaldson, Lufkin and Jenrette and their acquirer, Credit Suisse. Mr. Simoni has performed accounting and financial consulting to numerous businesses from diverse industries and sits on the board of directors of several of these companies. Mr. Simoni earned a Bachelor of Science in Finance from Villanova University and an MBA from New York University’s Stern School of Business.

Mikhail Geller, age 36, was elected as Chief Accounting Officer, Controller and Operations Manager of the Company in January 2013. From 2010 to 2012 he was a Compliance Consultant with Virtusa Corp. From 2009 to 2010 he was an Associate with Haprer& Nilsson. From 2005 to 2012 he was a Compliance Consultant with Citigroup Private Bank. Mr.Geller contributes over 10 years of experience in banking, management, consulting, change implementation and operation optimizations. Mr. Geller holds a B.A. in International Relations and a Minor in Economics from Colgate University. As an undergraduate, he interned at Coudert Brothers in their Moscow office and Baxter Investment in Greenwich, Connecticut.

Michael Benjamin, age 29, was elected Chief Compliance Officer and Treasurer of the Company in January 2013. From November 2012 to December 2012 he was Controller of the Company. From 2010 until his appointment with the Company he also served as controller and oversaw the accounting, human resource, insurance and finance department for Certified Site Safety, Inc. and Certified Site Safety of NY, LLC. He brings over 11 years of experience in corporate management, methodologies and regulations. Prior to joining Certified Site Safety, Michael had careers with Lola Couture as its business manager from 2006 to 2010 and prior to 2006 with an independent CPA firm. Mr. Benjamin graduated with a Masters Degree by the age of 21 and has been recognized as an upcoming future professional star by Westchester Magazine. Benjamin holds a Master’s with Distinction in Business and Marketing from New York Institute of Technology. He is a member of Management Accountants and the Society of Industry Leaders.

Jeffrey Devlin, age 65, was elected as a director of the Company in November 2012. He has been Executive Producer/Partner of Original Film, a movie production company, since 2002. He is also currently and since 2003 been the Chief Executive Officer of MediaLogic, an international consultancy and television production company and since November 2011 he has been Chief Marketing Officer and a director of The Broadsmoore Group, an investment advisory and merchant banking firm. Mr. Devlin has over 25 years of production experience in the advertising and entertainment industries. Mr. Devlin is currently a member of the Board of Directors of the United States Equestrian Team, Somerset Hills Handicapped Riders, Board of Advisors of Atari, and Executive Committee for the Association of Independent Commercial Producers (AICP). He is also a senior advisor to Sirius XM Satellite Radio. Mr. Devlin received a Bachelor’s degree from Bethel University in Nashville, Tennessee and completed graduate courses at Dartmouth College in Hanover, New Hampshire.

Charles Gargano, age 69, was elected as a director of the Company in February 2013. He has been a partner in Greenview Properties, a real estate firm, for more than five years. Mr. Gargano has spent more than 20 years in public service at the Federal and State level, serving two presidents as well as the administration of Governor Pataki. He was also appointed by Governor Pataki and served as Chairman and CEO of the Empire State Development Corporation and Vice-Chairman of the Port Authority of New York and New Jersey from 1995 to 2007. Mr. Gargano was also a United States Ambassador to the Republic of Trinidad and Tobago from 1988 to 1991 and was also appointed Deputy Administrator of the Federal Urban Mass Transportation Administration in 1981. Mr. Gargano, a licensed professional engineer, was a partner in Posillico Construction and Engineering Corporation for 21 years before entering public service. Mr. Gargano attended Fairleigh Dickinson University and Manhattan College and holds bachelors and masters degree in Civil Engineering and an MBA. Charles Gargano also holds four honorary doctorate degrees.

All of our directors hold their positions on the board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,
●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or
●	been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

Board Composition

The Company’s Board of Directors is currently composed of three members – Michael Gianatasio, Jeffrey Devlin and Charles Gargano.

The Company currently does not have standing audit, nominating or compensation committees. Currently, its entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors as soon as practicable. We envision that nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving the Company’s salary and benefit policies (including stock options), including compensation of executive officers.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We currently do not have a member who qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-Kand is “independent” as the term is used in Item 407(a)(1)) of Regulation S-K under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Code of Ethics

We do not have a code of ethics but intend to adopt one in the near future.

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its Chief Executive Officer for each of the two fiscal years ended December 31, 2011 and December 31, 2012. No executive officer of the Company received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Gianatasio CEO	12/31/2011	-	-	-	-	-	-	-	-
	12/31/2012	67,500	-	-	-	-	-	13,500	81,000

Employment Agreement with Michael Gianatasio

Michael Gianatasio is employed by the Company under an Employment Agreement entered into as of October 9, 2012 for a term of 5 years. The term of the agreement is automatically renewable for successive one year terms unless notice on non-renewal is given by either party to the other within 90 days prior to the end of the then current term. Mr. Gianatasio receives a salary of $300,000 per year and is entitled to an annual cash bonus of a minimum of one year’s annual salary if certain annual performance targets are achieved. Mr. Gianatasio has also been granted options to purchase an aggregate of 776,086 shares of the Company’s Common Stock. Under the agreement Mr. Gianatasio also receives full family plan health and dental insurance coverage, 6 weeks of vacation, reimbursement for all out of pocket ordinary and necessary expenses incurred by him in the performance of his duties on behalf of the Company, an allowance of $5,000 per month, life insurance and disability insurance.

Outstanding Equity Awards at Fiscal Year End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2012:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Gianatasio	-	-	-	-

Director Compensation

For the year ended December 31, 2012, Jeff Devlin received $5,000 for his services as a director. None of the other members of our Board of Directors received compensation for his service as a director during the year ended December 31, 2012.

In February 2013, the Board of Directors approved the Company’s policy of compensation to the directors for their services in that capacity whereby each director of the Company is entitled to (i) an annual grant of options to purchase a number of shares of Common Stock equal to $100,000 divided by the then current market price of the Common Stock and (ii) cash compensation of $5,000 per quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 21, 2013 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 130 William Street, 6th Floor, 6th Floor, New York, New York 10038. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned (1)		Percent of Class (2)
Michael Gianatasio	Director and CEO	9,600,000	(3)	26.4%
Charles Gargano	Director	200,000		*
Jeffrey Devlin	Director	-		*
Joseph Albunio		4,270,633		11.8%
All officers and directors as a group (6 persons)	Director	9,800,000	(3)	27.0%

* Less than 1%

(1) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(2) Based on 36,337,564 shares of Common Stock outstanding and computed in accordance with rules promulgated by the Commission

(3) Does not include 1,153,846 shares owned by Certified Site Safety of NY, LLC, a company wholly owned, operated and controlled by Mr. Gianatasio’s wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 12, 2012 the Company issued and sold to Michael Gianatasio, the Chief Executive Officer and a director of the Company, for $.001 per share, 9,600,000 shares of the Company’s Common Stock.

On November 12, 2012 the Company issued and sold to Michael Gianatasio for $1.00 per share, 10 shares of the Company’s Series A Preferred Stock. A description of the rights and preferences of the Series A Preferred Stock is set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock which the Company filed with the Secretary of State of Nevada on November 9, 2012 and which was filed with the Commission on November 13, 2012 as Exhibit 3.2 to the Company’s Current Report on Form 8-K. Among other things, for so long as the Series A Convertible Preferred Stock is issued and outstanding, the holders of such stock shall vote together as a single class with the holders of the Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series A Convertible Preferred Stock being entitled to 67% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 33% of the total votes based on their respective voting power. The vote of 100% of the outstanding Series A Preferred Stock shall determine the vote of the Series A Preferred Stock as a class. Michael Gianatasio is the holder of all of the outstanding shares of Series A Convertible Preferred Stock

In January 2013 Certified Site Safety of NY, LLC, a company wholly owned, operated and controlled by the wife of Michael Gianatasio, the Chief Executive Officer of the Company, purchased for $.26 per share ($300,000 in the aggregate), an aggregate of 1,153,564 shares of Common Stock of the Company.

Effective October 9, 2012 the Company and Michael Gianatasio entered into an Employment Agreement. Certain of the terms of the Employment Agreement are described under the subheading “Employment Agreement with Michael Gianatasio” in Item 11 hereof.

Other than the above transactions or as otherwise set forth in this Annual Report or in any reports filed by the Company with the Commission, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company believes that both Jeffrey Devlin and Charles Gargano are “independent” as such term is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Friedman LLP (“Friedman”), the Company’s principal accountant, to the Company for the review and audit of the Company’s financial statements for 2012 and 2011 are $71,000 and $108,118. The aggregate fees that were billed by Ronald R. Chadwick (“Chadwick”) to the Company for the review and audit of the Company’s financial statements for 2012 and 2011 were $7,500.

Audit-Related Fees

During 2012 and 2011 there were no fees paid to Friedman or Chadwick in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Friedman or Chadwick for the last two years that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by Friedman or Chadwick during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to the Company by Friedman or Chadwick in 2012 or 2011.

Pre-Approval Policies and Procedures

Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company’s Board of Directors prior to any such engagement.

The Company’s Board of Directors will meet periodically to review and approve the scope of the services to be provided to the Company by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Board is responsible for the prior approval of every engagement of the Company’s independent registered public accounting firm to perform audit and permissible non-audit services for the Company, such as quarterly financial reviews, tax matters, consultation on new accounting and disclosure standards.

Before the auditors are engaged to provide those services, the Chief Financial Officer and Controller will make a recommendation to the Board of Directors regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Board of Directors, the Independent Registered Public Accounting Firm and/or management shall periodically report to the Board of Directors regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SAFETY GROUP, INC.

	By:	/s/ Michael Gianatasio
Date: April 15, 2013		Michael Gianatasio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Gianatasio	Chief Executive Officer	April 15, 2013
	Michael Gianatasio	And Director

By:	/s/ Robert Simoni	Chief Financial Officer	April 15, 2013
Robert Simoni

By:	/s/ Mikhail Geller	Chief Accounting Officer	April 15, 2013
Mikhail Geller

By:	/s/ Jeffrey Devlin	Director	April 15, 2013
Jeffrey Devlin

By:		Director
Charles Gargano

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of November 12, 2012 among the Company, Homeland Safety, the shareholders of Homeland Safety and certain creditors of Homeland Safety. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012 (the ““November 2012 8-K”).
3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 14, 2011 (the “S-1”).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on October 29, 2012. Incorporated by reference to Exhibit 3.1 to the November 2012 8-K.
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on November 9, 2012. Incorporated by reference to Exhibit 3.2 to the November 2012 8-K.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on November 26, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 11, 2013.
3.5	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
10.1	Split-Off Agreement dated as of November 12, 2012 between the Company, Benaco Split Corp. and Natalia Belykh. Incorporated by reference to Exhibit 10.1 to the November 2012 8-K.
10.2	2013 Flexible Stock Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2013.
10.3	Employment Agreement entered into as of October 9, 2012 between the Company and Michael Gianatasio.*
10.4	Sublease Agreement, dated March 15, 2013 between the Company and Avistar Communications Corp..*
16.1	Letter, dated November 13, 2012 from Ronald R. Chadwick, P.C. to the Securities and Exchange Commission. Incorporated by reference to Exhibit 16.1 to the November 2012 8-K.
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

