Form 10-Q
period 2013-03-31
International Safety Group, Inc.
filed 2013-05-15
CIK 1515250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-173476

International Safety Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	99-363913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Third Avenue, 11th Floor

New York, NY 10017

(Address, including zip code, of principal executive offices)

(212) 344-1105

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

As of May 7, 2013, the issuer had 36,537,564 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Safety Group, Inc. and Subsidiaries

Consolidated Financial Statements (Unaudited)

March 31, 2013

3

International Safety Group, Inc. and Subsidiaries

Index to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

 Table of contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	F-1 – F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2013 and the year ended December 31, 2012 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

4

International Safety Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
Assets

Current Assets
Cash and Cash Equivalents	$324,597	$280,590
Accounts Receivable, net allowance for doubtful accounts of $15,389 and $14,616, respectively	1,127,852	970,573
Prepaid Expenses	54,555	40,549
Deferred Tax Assets	51,509	51,159
Other Assets	3,500	6,000

Total Current Assets	1,562,013	1,348,871

Fixed Assets
Furniture and Fixtures	61,389	61,389
Leasehold Improvements	61,600	61,600
	122,989	122,989
Less: Accumulated Depreciation and Amortization	93,984	90,398
Fixed Assets, Net of Accumulated Depreciation	29,005	32,591
Deferred Tax Assets	130,975	52,200
Other Assets – Non-Current	117,350	21,400
Total Non-Current Assets	277,330	106,191

Total Assets	$1,839,343	$1,455,062

See accompanying notes to these condensed consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	March 31, 2013	December 31, 2012
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$201,314	$283,857
Accrued Expenses	224,041	628,209
Convertible Debt – Current	400,000	400,000
Debt – Current	296,546	307,558

Total Current Liabilities	1,121,901	1,619,624

Total Liabilities	1,121,901	1,619,624

Commitments

Stockholders’ Equity (Deficit)

Preferred Stock; Convertible Series A, .001 par value; 10 shares authorized; 10 and 10 issued and outstanding, respectively	-	-
Common Stock, .001 par value; 225,000,000 shares authorized; 36,337,564 and 32,473,333 issued and outstanding, respectively	36,337	32,473
Additional Paid in Capital	3,616,949	2,616,113
Accumulated Deficit	(2,935,844)	(2,813,148)

Total Stockholders’ Equity (Deficit)	717,442	(164,562)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,839,343	$1,455,062

See accompanying notes to these condensed consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Revenue	$1,241,383	$1,076,070

Cost of Revenue	687,301	660,177

Gross Profit	554,082	415,893

Selling, General and Administrative Expenses	728,380	426,885

Loss from Operations	(174,298)	(10,992)

Other Income (Expenses)

Interest Expense	(25,653)	(15,025)

Total Other Income (Expense)	(25,653)	(15,025)

Loss before Income Taxes	(199,951)	(26,017)

Provision (benefit) for Income Taxes	(77,255)	3,460

Net Loss	$(122,696)	$(29,477)

Earnings (Loss) per Common Share – basic and diluted	$(.00)	$(.00)

Weighted Average Common Shares Outstanding – basic and diluted	34,436,478	22,373,013

See accompanying notes to these condensed consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Convertible Series A		Common Stock				Total
					Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at January 1, 2012	-	$-	22,373,013	$22,373	$-	$(158,980)	$(136,607)

Issuance of Common Stock	-	-	9,600,000	9,600	2,486,520	-	2,486,520

Debt Extinguishment	-	-	500,320	500	129,583	-	1360,083

Issuance of Preferred Stock	10	-	-	-	10	-	10

Net Loss	-	-	-	-	-	(2,654,168)	(2,654,168)

Balance at December 31, 2012	10	-	32,473,333	32,473	2,616,113	(2,813,148)	(164,562)

Sale of Common Stock	-	-	2,664,231	2,664	690,036	-	692,700

Common Stock Issued For Settlement of Liability			1,000,000	1,000	259,000		260,000

Stock-based compensation	-	-	200,000	200	51,800	-	52,000

Net Loss	-	-	-	-	-	(122,696)	(122,696)

Balance at March 31, 2013	10	$-	36,337,654	$36,337	$3,616,949	$(2,935,844)	$717,442

See accompanying notes to these condensed consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(122,696)	$(29,477)
Adjustments to Reconcile Net Loss to Net Cash provided by (used in) Operating Activities
Stock Compensation	52,000	-
Depreciation and amortization	3,586	4,596
Deferred taxes	(79,125)	-
Provision for credit losses	773	5,007
Changes in Assets and Liabilities
Accounts receivable	(158,052)	54,455
Prepaid expenses and other assets	(107,457)	8,172
Accounts payable	(82,543)	451
Accrued expenses	(144,167)	37,470
Net cash provided by (used in) operating activities	(637,681)	80,674

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Repayments of notes payable	(11,012)	(5,660)
Repayments of related party notes payable	-	(97,400)
Proceeds from sale of common stock	692,700	-
Net cash provided by (used in) financing activities	681,688	(103,060)

Net increase (decrease) in cash and cash equivalents	44,007	(22,386)

Cash and Cash Equivalents
Beginning of period	280,590	34,893
End of period	$324,597	$12,507

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for
Income Tax	$1,870	$3,460
Interest	$18,385	$15,025
Schedule of non-cash financing activities
Common stock issued for settlement of liability	$260,000	$-

See accompanying notes to these condensed consolidated financial statements

International Safety Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our transition report on Form 10-K for the period from March 1, 2012 through December 31, 2012.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of International Safety Group, Inc. and its wholly owned subsidiaries, International Safety Group, Inc. (Delaware), ISG Construction Services, LLC, Safety Oil Services, LLC, Homeland Safety Consultants, Inc. and its subsidiary.

International Safety Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 for current assets and current liabilities approximate their fair value because of the immediate or short-term nature of these financial instruments.

Cash and Cash Equivalents and Concentration of Risk

The Company considers all accounts of cash and other highly liquid investments with original maturities of three months or less as cash or cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits.

One customer accounted for 12% and 13% of revenues for the three months ending March 31, 2013 and March 31, 2012 respectively. As of March 31, 2013 one client accounted for 10% of total accounts receivable. On December 31, 2012 a different client accounted for 19% of accounts receivable.

Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 is adequate.

Fixed Assets

Fixed assets consists of furniture and fixtures and leasehold improvements which are stated at cost. Leasehold improvements are depreciated using the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset as follows:

International Safety Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Fixed Assets (continued)

	Method	Estimated Useful Life

Furniture and fixtures	Straight-line	5-7 years
Leasehold Improvements	Straight-line	5 years

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $3,586 and $4,596, respectively.

Revenue Recognition

Revenue consists primarily of fees received, based on time and materials, for providing site safety managers on major construction sites and safety training, fire safety and emergency preparedness services. Revenue is recognized in the period in which the services are performed and amounts are earned, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The gross deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company follows the provisions of FASB ASC 740-10-50, Accounting for Uncertainty in Income Taxes. ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.

International Safety Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Income Taxes (continued)

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended March 31, 2013 and 2012 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013 and 2012, the Company did not have any common share equivalents.

Note 2 – Debt

	March 31, 2013	December 31, 2012
Notes payable (a)	$275,336	$285,671
Notes payable (b)	21,210	21,887
Less current portion	(296,546)	(307,558)
Total long-term debt	$-	$-

(a)	The Company has a term loan with a commercial bank bearing interest at 11.5% per annum, which matures on May 31 of 2013 and is secured by all assets of the Company. The loan is guaranteed by certain of the Company’s stockholders.

(b)	The Company has a loan which bears interest at a rate of 6% per annum and matures in September of 2013.

International Safety Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3 – Convertible Debt

On October 26, 2012 the Company sold to four investors for an aggregate of $400,000 10% Secured Convertible Promissory Notes of the Company in the aggregate principal amount of $400,000. All principal and interest on the Notes is payable on October 26, 2013. All outstanding principal and accrued interest on the Notes shall automatically be converted into the Company’s Common Stock at a rate of the lesser of (a) 75% of the per share price of the Company’s Common Stock sold or (b) $.20 per share if and when the Company consummates sales of the Company’s equity securities for aggregate gross proceeds of at least $1 million. See Note 9

Note 4 – Related Party Transactions

The Company has reimbursed related parties a total of $13,490 during the three months ending March 31, 2013 for office expenses.

The Company is owed $35,977 for expenses paid on behalf of related parties for the three months ending March 31, 2013, which are included in Accounts Receivable.

The Company is committed to award options to purchase 776,086 shares of the Company’s common stock to the Chief Executive Officer. There are no defined terms for these options and they have not yet been granted, so they are not yet reflected in the accompanying condensed consolidated financial statements.

Note 5 – Income Taxes

The provision (benefit) for income taxes for the three months ending March 31, 2013 and the year ended December 31, 2012 is comprised of the following:

	March 31, 2013	December 31, 2012
Current
Federal	$-	$-
State	1,870	7,619
Total current provision	$1,870	$7,619

Deferred
Federal	$(59,357)	$(58,185)
State	(19,976)	(19,378)
Total deferred (benefit) provision	$(79,125)	$(77,563)

Total income tax (benefit) provision	$(77,255)	$(69,943)

International Safety Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5 – Income Taxes (continued)

The tax effect of temporary differences, primarily net operating loss carryforwards, give rise to a deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The components of the Company’s deferred tax assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Current assets
Allowance for doubtful accounts	$17,255	$16,905
Accrued expenses	34,254	34,254
Gross current deferred assets	$51,509	$51,159

Noncurrent assets, net
Net operating loss carry-forwards	$146,161	$66,972
Depreciation	(15,536)	(14,772)
Gross noncurrent deferred tax assets	$130,975	$52,200

At March 31, 2013 the Company had federal, state and city net operating loss carry forwards in the approximate amount of $450,059 available to offset future taxable income through the year 2029. Most of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of March 31, 2013, the Company does not have a liability for uncertain tax positions.

The Company files Federal, New York state and New York City income tax returns. Tax years for fiscal 2009 through 2012 are open and potentially subject to examination by the federal and New York state taxing authorities.

Note 6 – Capital Stock

During the three month period ending March 31, 2013, the Company sold to 11 investors for an aggregate gross sales price of $692,700 an aggregate of 2,664,231 shares of the Company’s Common Stock and converted a $260,000 liability to a related party into an additional 1,000,000 shares. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act.

International Safety Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7 – Operating Leases

The Company leases its office space in New York, NY under a lease agreement expiring August 31, 2015, with two five year options to extend the term. In addition, the Company leases additional office space for $2,000 per month on a month-to-month basis.

The Company leases certain office equipment under one lease agreement expiring December 31, 2015 and another expiring April 23, 2017.

Rent expense related to the leases for the three months ending March 31, 2013 and 2012 was $35,171 and $59,500 respectively.

Minimum annual lease commitments are as follows:

March 31,	Total	Office Space	Office Equipment

2014	$114,147	$96,975	$17,172
2015	116,847	99,675	17,172
2016	55,764	42,000	13,764
2017	3,540	-	3,540
2018	885	-	885

	$291,183	$238,650	$52,533

Note 8 – Stock Compensation

On February 27, 2013 the Company issued to Charles Gargano, a director of the Company, 200,000 shares of the Company’s Common Stock. As a result of this issuance a non cash stock compensation expense of $52,000 was recorded by the Company, which represents the discount to fair value that was paid for the shares. During the three months ending March 31, 2012 there were no such transactions.

Note 9 – Subsequent Events

During the period from April 1, 2013 to April 10, 2013 the Company sold to 2 investors for an aggregate gross sales price of $52,000 an aggregate of 200,000 shares of the Company’s Common Stock. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act. These sales brought the total raise through equity financing to $1,004,700 and triggered the conversion of the convertible debt described in Note 3 at a price of $.195 per share.

On April 13, 2013, the Company commenced a new sublease for office space in New York, NY. The sublease expires on March 30, 2017 and the total amount owed through the end of the entire initial term of the sublease is $1,129,706.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of International Safety Group, Inc. and its consolidated subsidiaries for the three months ended March 31, 2013 and 2012, should be read in conjunction with the International Safety Group, Inc. consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Statements and Business sections of this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

International Safety Group, Inc. (the “Company”) is a construction safety and training company. The Company and its subsidiary have served the New York City area in construction safety services, safety training and fire and emergency preparedness since 2004. The Company’s main source of revenue (approximately 89% and 93% of the Company’s entire net revenue for the three months ended March 31, 2013 and March 31, 2012, respectively) is generated by providing site safety services to major construction projects by staffing licensed site safety managers and construction fire safety managers on construction sites, conducting safety audits and inspections and developing and filing site safety plans, health and safety plans and other construction-related plans with the New York City Department of Buildings (the “DOB”). The Company offers a comprehensive array of training classes to the construction and fire safety industries. These classes include many OSHA classes, DOB-required classes and fire safety courses as mandated by the New York City Fire Department (“FDNY”). The Company also works with building managers and owners of high rise buildings to develop and file fire safety and emergency action plans with the FDNY. The Company plans on increasing its market share within the New York City area and to begin expansion to other areas of the country. The decision to become a public company was motivated as a way to finance these growth objectives.

Results of Operation

The following table presents a summary of operating information for the three months ended March 31, 2013 and March 31, 2012:

	3/31/2013 ($)	3/31/2012 ($)	$ Change	% Change
Net Revenue	1,241,383	1,076,070	165,313	15.4%
Cost of Revenues	687,301	660,177	27,124	4.1%
Gross profit	554,082	415,893	138,189	33.2%

Selling and administrative expense	728,380	426,855	301,525	70.6%
Interest expense, net	25,653	15,025	10,628	70.7%
Net loss before provision for income taxes	199,951	26,017	(173,934)	668%
Provision for income taxes	(77,255)	3,460	(80,715)	(2,333%)
Net Loss	(122,696)	(29,477)	(93,219)	(316%)

Net Revenue:

Net revenue increased by approximately $165,313 or 15.4%, from approximately $1,076,070 for the three months ended March 31, 2012 to approximately $1,241,383 for the three months ended March 31, 2013. The Company began seeing an increase in business beginning during the month of March 2013, which was the major contributor to the change in revenue. The Company anticipates that this growth rate will continue through the current year.

Cost of Revenues:

Cost of revenues increased by $27,124 or 4.1%, from $660,177, for the three months ended March 31, 2012 to $687,301 for the three months ended March 31, 2013. The increase was due primarily to the increase in field hours worked by employees, which the main component of cost of revenues.

Gross Profit:

Gross profit increased by $138,189 or 33.2%, from $415,893 for the three months ended March 31, 2012 to $554,082 for the three months ended March 31, 2013. The increase was due primarily to higher margins earned by the Company on its new projects during the first three months of 2013.

Selling and Administrative Expenses:

Selling and administrative expenses increased by $301,525 or 70.6%, from $426,855 for the three months ended March 31, 2012 to $728,380 for the three months ended March 31, 2013. During the first three months of 2013, the Company had a non-cash compensation expense of $52,000 resulting from the issuance of common stock to one of the Company’s board members. The amount represents the fair market value of such shares at the time of issuance. The Company also incurred approximately $75,000 in expenses during the first three months of 2013, which are associated with being a fully reporting publicly traded company. The Company did not incur these expenses during the first three months of 2012. Higher operating costs, including office and officer payroll also contributed to the increase in the Company’s administrative expenses.

Provision for Income Tax:

Provision for Income Tax was calculated using an effective tax rate of -37.2% in 2013 and an effective tax rate of (2.6%) in 2012. The Company had net operating loss carry forwards which offset future taxable income through 2029.

Net Loss:

As a result of the above factors, net loss increased by $93,219 or 316%, from a loss of $29,477 for the three months ended March 31, 2012 to a loss of $122,696 for the three months ended March 31, 2013. The increase was caused by the increase in selling and administrative expenses especially the non-cash compensation expense to a director of the Company and expenses incurred by being a fully reporting public company.

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company’s principal source of liquidity was the sale of common stock.

The Company needs additional capital to fund current working capital requirements, ongoing debt service and to repay its obligations that are maturing over the upcoming twelve month period. Management plans to increase revenues and to control operating expenses in order to reduce losses from operations. Additionally, the Company plans to obtain debt financing in order to enable the Company to meet its financial obligations.

As of March 31, 2013, the Company had cash balances of $324,597. Net cash used in operating activities for the three months ended March 31, 2013 was $637,681, which was contributed by the decrease in accounts payable and accrued expenses that were paid with using the proceeds from the sale of common stock. The Company also paid approximately 120,000 in prepaid rent and security deposit for their new office space that commenced in April of 2013. The increase in the Company’s accounts receivable which was created by the increase in business during the month of March 2013 also contributed to the net cash used in operations.

During 2012, the Company did not use any cash in investing activities.

Net cash provided by financing activities amounted to 681,688 for the three months ended March 31, 2013. This was the net amount of the sale proceeds of common stock and the repayment of other short term debt.

Bank loans

The Company has a 5 year term loan with a commercial bank bearing interest at 11.5%. The principal balance of the loan as of March 31, 2013 was $275,336. The loan matures in May 31, 2013. The loan is secured by the assets of the Company and is guaranteed jointly and severally by two of the Company’s shareholders.

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

Accounts Receivable: Accounts receivables are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 is adequate.

Principles of Consolidation: The consolidated financial statements include the accounts of International Safety Group, Inc. and its wholly owned subsidiaries, Homeland Safety Consultants, Inc. and its subsidiary All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments: The carrying amounts reported in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 for accounts receivable, prepaid expenses, other assets, accounts payable, and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments. The fair value of long-term debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

Earnings (Loss) per share: FASB ASC 260-10 requires the presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended March 31, 2013 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the period ended March 31, 2013 and December 31, 2012, the Company did not have any common share equivalents.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

The information to be reported under this Item is not required of smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2013. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is not being accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The ineffectiveness of the Company’s disclosure controls is due to the lack of segregation of duties in the Company’s accounting department and a limited corporate governance structure being in place as of March 31, 2013.

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate resources become available. In the meantime the Company’s Principal Executive Officer and Principal Financial Officer will continue will continue to perform or supervise the required analysis to ensure that the Company’s Quarterly Report and financial statements are in accordance with GAAP.

Changes in Internal Controls

During the three months ended March 31, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness. On April 19, 2013, the employment of Mikhail Geller as Chief Accounting Officer of the Company was terminated.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active, pending or threatened proceeding against the Company nor are we involved as a plaintiff in any material proceeding or pending litigation, except that in January 22, 2013 the court appointed receiver for the bank which holds a mortgage on the building at 130 William Street under which the Company leases space, filed a notice of petition (nonpayment) against Homeland Safety in New York City Civil Court alleging that Homeland Safety owes approximately $66,000 in back rent under its lease. The plaintiff is seeking back rent owed and the eviction of the Company from the leased premises. The Company answered the complaint on February 6, 2013 stating that the lessor represented in the lease that the subject premises were legally rentable office space, but at the time the lease was entered into the lessor had no certificate of occupancy for the building. A temporary certificate of occupancy on the building expired in 2006 and had not been renewed. In addition, the building has numerous violations which the landlord was responsible to correct. Homeland Safety believes that the lessor has breached the lease agreement and is in default thereunder. The Company believes that the condition of the building is not suitable for its uses and has hindered the Company’s business development and for that reason the Company has had to seek out new and suitable office space.

Item 1A. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending March 31, 2013, the Company sold a total of 3,664,231 shares of the Company’s Common Stock to 11 investors for an aggregate gross sales price of $952,700. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) thereof by virtue of compliance with the provisions of Regulation D under the Securities Act.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As disclosed in the Company’s April 19, 2013 8-K, on April 19, 2013 Brian Healion was elected as President of the Company. As President of the Company, Mr. Healion will manage Company’s various business lines, including overseeing budget development and overall strategy.  A copy of Mr. Healion’s employment agreement with the Company is attached as an Exhibit hereto.

Item 6. Exhibits

5.1*	Employment Agreement entered into as of April 9, 2013 between the Company and Brian Healion.

31.1*	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Michael Gianatasio
Michael Gianatasio
Chief Executive Officer

Dated: May 15, 2013	By	/s/ Michael Gianatasio
Michael Gianatasio, Chief Executive Officer

Dated: May 15, 2013	By	/s/ Robert Simoni
Robert Simoni, Chief Financial Officer

